Form 10-Q
period 1995-10-31
LATEX RESOURCES INC
filed 1995-12-20
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
   XX         THE SECURITIES EXCHANGE OF 1934
  ----
              For the quarterly period ended October 31, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  ----
              For the transition period from __________________ to
              ______________________.


Commission file number : 0-13399
                         -------

                             LaTex Resources, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                         73-1405081
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma   74135
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                 918-747-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
        (Former name or former address, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

    As of December 5 1995, there were 18,022,195 shares of the Registrant's single class of common stock issued and outstanding.



                   Page 1 of 20 consecutively numbered pages

                             LaTex Resources, Inc.
                  Index to Form 10-Q for the Quarterly Period
                            Ended October 31, 1995


PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements.                           Page
            ---------------------                           ----


      Consolidated Balances Sheets as of                      4
      July 31, 1995 and October 31, 1995

      Consolidated Statements of Operations                   6
      for the three months  ended
      October 31, 1995 and 1994

      Consolidated Statements of Cash Flows                   7
      for the three months ended
      October 31 1995 and 1994

      Consolidated Statements of Stockholders'                9
      Equity for the three months ended
      October 31, 1995 and the year ended
      July 31, 1995

      Notes to Consolidated Financial                        10
      Statements

    Item 2.  Management's Discussion and Analysis            10
             of Financial Condition and Results
             of Operations.
             ------------------------------------


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                               19

    The information called for by Item 2. Changes in Securities, Item 3. Default Upon Senior Securities,
    Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K has been omitted as either inapplicable or because the answer thereto is negative.


SIGNATURES                                                   20

                                    PART I

                             FINANCIAL INFORMATION

                             LATEX RESOURCES, INC.
                           Consolidated Balance Sheet
                                   Unaudited

                                             Oct 31,             July 31,
                                              1995                 1995
                                          ===========          ===========
ASSETS
Current assets:
  Cash                                   $    31,165          $   314,229
  Accounts receivable-net                  2,753,086            2,836,596
  Accounts receivable & notes
     receivable-related                    2,475,350            2,235,238
  Accounts receivable-other                  688,560              696,688
  Inventories                                 90,976               90,976
  Other current assets                       161,221               84,791
  Deferred loan costs                        156,250              148,800
  Assets held for resale                     144,990              144,990
                                         -----------          -----------

       Total current assets                6,501,598            6,552,308
                                         -----------          -----------
Property, plant, and equipment:
  Oil and gas properties                  34,383,278           31,778,663
  Uncompleted properties                   3,363,000            3,363,000
  Other depreciable assets                   968,581              954,415
                                         -----------          -----------
                                          38,714,859           36,096,078
  Less accumulated depreciation
     and depletion                         7,386,990            6,296,473
                                         -----------          -----------
     Net property, plant,
          and equipment                   31,327,869           29,799,605
                                         -----------          -----------
Other assets:
  Goodwill                                 9,636,246            9,747,657
  Deposits and other assets                  137,559              137,559
  Reorganization cost                        105,547              113,522
  Investments-other                        1,961,347            2,002,847
  Deferred loan costs                        568,242              555,769
                                         -----------          -----------

    Total other assets                    12,408,941           12,557,354
                                         -----------          -----------

TOTAL ASSETS                             $50,238,408          $48,909,267
                                         ===========          ===========

The accompanying notes are an integral part of these financial statements.

                            LATEX RESOURCES, INC.
                           Consolidated Balance Sheet
                                   Unaudited

                                            Oct 31,             July 31,
                                              1995                1995
                                          ============        ============
LIABILITIES AND
  STOCKHOLDERS EQUITY

Current liabilities:
  Accounts Payable                        $ 5,675,372         $ 5,742,342
  Accounts payable-other                    2,591,721           2,928,107
  Accrued expenses payable                    126,856             139,113
  Income taxes payable                         31,177              31,177
  Current portion long-term debt            3,910,000           3,644,723
                                          -----------         -----------

      Total current liabilities            12,335,126          12,485,462
                                          -----------         -----------

Long-term liabilities:
  Long term debt-net of current            22,111,915          20,634,809
                                          -----------         -----------

      Total long-term liabilities          22,111,915          20,634,809
                                          -----------         -----------

         Total Liabilities                 34,447,041          33,120,271
                                          -----------         -----------

Stockholders' equity:
  Common stock                                189,802             188,802
  Preferred stock                           8,362,410           8,226,180
  Additional paid-in capital                9,008,549           8,931,424
  Treasury stock                             (399,106)           (399,106)
  Retained earnings                        (1,370,288)         (1,158,304)
                                          -----------         -----------

        Total stockholders' equity         15,791,367          15,788,996
                                          -----------         -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $50,238,408         $48,909,267
                                          ===========         ===========


The accompanying notes are an integral part of these financial statements.

                          LATEX RESOURCES, INC.
                      Consolidated Statement of Operations
                                   Unaudited

                                                 For The Three Months Ended
                                              --------------------------------
                                              October 31,          October 31,
                                                 1995                  1994
                                              ===========          ===========
Revenue:
  Oil and gas sales                           $ 2,904,380          $ 1,757,217
  Oil and gas marketing                           188,843              373,734
  Lease operations and management fees          1,022,401               98,862
                                              -----------          -----------

     Total operating income                     4,115,624            2,229,813
                                              -----------          -----------

Operating expenses:
  Lease operating expense                       1,635,036            1,113,330
  Marketing expense                                84,183              234,496
  General & administrative expense                747,863              710,967
  Depreciation, depletion
      and amortization                          1,247,979              471,576
  Interest                                        473,697              188,268
                                              -----------          -----------

    Total operating expenses                    4,188,758            2,718,637
                                              -----------          -----------

Net operating income (loss)                       (73,134)            (488,824)
Other income:
  Equity in earnings (losses)
      of joint ventures and
      unconsolidated subsidiary                   (41,500)            (101,159)
  Gain on sale of assets                                -               31,244
  Interest income                                  38,653               24,080
  Other income (expense)                                -                    -
                                              -----------          -----------

 Net income (loss) from continuing
    operations before income taxes                (75,981)            (534,659)
Income taxes - current                               (227)            (135,544)
Income taxes - deferred                                 -                    -
                                              -----------          -----------
Net income (loss)
    from continuing operations                    (75,754)            (399,115)
                                              -----------          -----------

Historical net income (loss)                      (75,754)            (399,115)

Preferred stock dividends                         136,230                    -
                                              -----------          -----------

Historical net loss from continuing
    operations for common shareholders        $  (211,984)         $  (399,115)
                                              ===========          ===========
Historical loss per share from
    continuing operations                     $      (.01)         $      (.02)
                                              ===========          ===========

Earnings (loss) per share                     $      (.01)         $      (.02)
                                              ===========          ===========

Weighted avg number of shares o/s              17,950,456           17,922,195
                                              ===========          ===========

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                      Three           Three
                                                   Months Ended    Months Ended
                                                    October 31,     October 31,
                                                       1995            1994
                                                   ============    ============

CASH FLOWS FROM OPERATING ACTIVITIES:

   Historical net income                            $   (75,754)   $   (399,115)
   Adjustments to reconcile net income net cash
     provided by (used for) operating activities:
     Depreciation, amortization and depletion         1,247,979         471,576
     Write-down of investments                                -               -
     Equity losses from investments in
       unconsolidated subsidiaries                      (41,500)       (101,159)

   Changes in Assets and Liabilities:
     Accounts receivable                               (148,474)        662,311
     Accrued expenses payable                           (12,257)         29,983
     Accounts payable                                  (403,356)         87,490
     Other assets                                       103,126        (103,605)
     Prepaid expenses                                   (76,430)        (77,048)
                                                    -----------    ------------

   Net cash provided by operating activities            593,334         570,433
                                                    -----------    ------------



Cash flows from investing activities:
     Investments                                              -          71,159
     Property, plant, and equipment                  (2,618,781)       (965,014)
     Reorganization cost, net                                 -           7,412
     Treasury stock                                           -         124,099
                                                    -----------    ------------

   Net cash used for investing activities           $(2,618,781)   $   (762,344)



The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                          Three           Three
                                                       Months Ended    Months Ended
                                                        October 31,     October 31,
                                                           1995            1994
                                                       ============    ============

CASH FLOWS FROM FINANCING ACTIVITIES:

   Public offering of common stock                     $          -    $          -
   Notes payable                                          1,742,383         175,941
   Capital contributions                                          -               -
                                                       ------------    ------------

Net cash provided by (used for) financing activities      1,742,383         175,941
                                                       ------------    ------------

Net (decrease) in cash and cash equivalents                (283,064)        (15,970)

Cash and cash equivalents beginning of period               314,229         208,399
                                                       ------------    ------------

Cash and cash equivalents end of period                $     31,165    $    192,429
                                                       ============    ============

Supplemental disclosures of cash flow information

Cash paid during the period for:
   Interest                                            $    473,697    $    188,268
   Income taxes                                                   -               -
                                                       ============    ============
Supplemental schedules of noncash investing and
   financing activities:                                          -               -
Decrease in related party accounts receivable for
   the acquisition of unconsolidated affiliate         $          -    $          -
Stock issued for public relations services                        -               -
Stock issued to acquire unconsolidated affiliate                  -               -
Stock issued to acquire Phoenix Metals                            -               -
Pre-acquisition exercise of Panda Resources, Inc.
   stock options in exchange for note receivable                  -               -
                                                                       ------------

     Total                                                        -    $          -
                                                       ============    ============

Disclosure of accounting policy:
For purposes of the statement of cash
flows, the company considers all highly
liquid debt instruments purchased with
a maturity of three months or less to
be cash equivalents.



The accompanying notes are an integral part of these financial statements

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
           Three Months Ended October, 1995 Year Ended July 31, 1995

                                              Common Stock       Additional                                                   Total
                                              ------------          Paid-in      Retained     Treasury      Preferred  Stockholders'
                                             Shares   Par Value     Capital      Earnings        Stock          Stock        Equity
                                       ============  ==========  ==========   ===========   ==========     ==========  ============

Balance July 31, 1995 (excluding
 subscriptions receivable)               18,880,195  $  188,802  $8,931,424   $(1,158,304)  $ (399,106)    $8,226,180  $ 15,788,996

Preferred stock dividends                                                        (136,230)                    136,230             -

Net loss for quarter ended 10/31/95                                               (75,754)                                  (75,754)

Issued for consulting services              100,000       1,000      77,125             -            -              -        78,125
                                         ----------  ----------  ----------   -----------   ----------     ----------  ------------

Balance October 31, 1995                 18,980,195  $  189,802  $9,008,549   $(1,370,288)  $ (399,106)    $8,362,410  $ 15,791,367
                                                     ==========  ==========   ===========   ==========     ==========  ============

Less treasury shares                       (958,000)
                                         ----------

Total outstanding                        18,022,195
                                         ==========


The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                             LaTex Resources, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Notes Payable
     -------------

The Company has a credit facility with Bank of America providing loan advances up to $28,200,000 net to the company based on the proven oil and gas properties of the Company. The Company negotiated the facility in April 1995, and amended in October 1995,with current outstanding advances of $26,021,915. Principal payments are required monthly beginning June 30, 1995 and total $342,500 per month with interest accruing on the unpaid balance at the current interest rate of 9.6%.

(2)  Accounting Policies
     -------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the LaTex Resources, Inc. financial statements and notes thereto as of July 31, 1995 which are included in the Company's Form 10-K.

(3)  Income Taxes
     ------------

Deferred income taxes are provided on transactions which are recognized in different periods for financial and tax reporting purposes. Such timing differences arise primarily from the deduction of certain oil and gas exploration and development costs which are capitalized for financial reporting purposes and differences in the methods of depreciation.

The Financial Accounting Statements Board issued SFAS No. 109, Accounting for Income Tax. The Company has adopted SFAS 109 beginning with its July 31, 1993 financial statements. SFAS 109 allows, but does not require, restatement of financial statements for previous years. SFAS 109 represents a new method of accounting for income taxes. It generally requires that deferred taxes be provided using a liability approach at current enacted income tax rates, rather than the deferred approach at historical rates which has been required. The adoption of SFAS 109 has no material effect on the financial statements.



             2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.
                     ------------------------------------

Acquisition of Germany Oil Company
----------------------------------

During the quarter ended April 30, 1995, the Company completed its acquisition of Germany Oil Company for cash, stock and assumed liabilities for a total consideration of $23,900,000. In conjunction with the closing of the Germany transaction, the Company also announced that it had refinanced its senior debt with Bank of America National Trust and Saving Association in the total amount of $25,000,000 which included $2,000,000 to be spent on additional development of the Company's oil and gas properties.

The Germany transaction resulted in the Company acquiring the outstanding capital stock of Germany together with a production payment and net profits interest from ENRON Capital & Trade Resources Corp. for $10,500,000 in cash, 250,000 shares of restricted common stock of LaTex, 411,427 shares of Series A convertible Preferred Stock (par value of $10.00 per share); 370,000 shares of Series B convertible Preferred Stock (par value $10.00 per share) and $5,400,000 in assumed Germany liabilities. The Series A Preferred Stock is convertible into common stock at $3.33 per share and has a 2% non-cash annual dividend. The Series B Preferred Stock is convertible into common stock at $1.50 per share and has a 12% non-cash annual dividend.

Sackett Acquisition
-------------------

In October, 1995, the Company closed the acquisition of certain oil and gas properties totaling $2,890,000 before adjustments from Sackett Oil Company and Prudential Insurance Company of America. The properties were acquired for cash and financed through the facility with Bank of America. The oil and gas properties produce approximately 185 BOPD and 850 MCFPD and generate about $900,000 per year in net cash flow to the Company's interest.


Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1995. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. Amortization of capitalized costs is provided on a prospect-by-prospect basis. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas,(ii) the level of total sales volumes, (iii) the level of lease operating expenses, and
(iv) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from its existing oil and gas properties through its development activities. The following table reflects certain historical operating data for the periods presented:

                                                     Quarter Ended October 31
                                                     ------------------------
                                                       1995              1994
                                                     ------            ------

   Net Sales Volumes:
     Oil (MBbls)                                        110                83
     Natural gas (MMcf)                                 941               496
     Oil equivalent (MBOE)                              267               166

   Average Sales Prices:
     Oil (per Bbl)                                  $ 13.40           $ 12.01
     Natural Gas (per Mcf)                          $  1.52           $  1.49

   Operating Exp. per BOE of Net Sales:
     Lease operating                                $  5.39           $  5.99
     Severance tax                                  $  0.74           $  0.71
     General and administrative                     $  2.80           $  4.28
     Depreciation, depletion and amort.             $  4.68           $  2.84

Average sales prices received by the Company for oil and gas have historically fluctuated significantly from period to period. Fluctuations in oil prices during these periods reflect market uncertainties as well as concerns related to the global supply and demand for crude oil. Average gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.


Three months ended October 31, 1995.  Total revenues from the Company's
------------------------------------
operations for the quarter ended October 31, 1995 were $4,115,624 compared to $2,229,813 for the quarter ended October 31, 1994. Revenues increased over the comparable period a year earlier due to the addition of the Germany Oil Company acquisition in April 1995 and settlements on payables associated with the Germany Oil Company transaction.

Depreciation, depletion and amortization increased to $1,247,979 from $471,576 a year earlier due to an increase in the depletion rate based on the write-down of the Company's oil and gas reserves at year-end 1995 primarily resulting from reduced oil and gas prices.

Lease operating expenses and marketing expenses were $1,113,330 and $234,496 respectively, for the three-month period ending October 31, 1994 compared to $1,635,036 and $84,183, respectively for the period ending October 31, 1995. The increase in lease operating expenses is due to the addition of the Germany Oil Company properties. Marketing expenses reflect Enpro's lower oil sales for the period.

General and administrative expenses increased from $710,967 during the quarter ended October 31, 1994 to $747,863 for the period ending October 31, 1995. The increase is attributed to additional costs associated with the Germany acquisition.

The Company had an after tax loss from continuing operations of $75,754 ($.01 per share) versus $399,115 ($.02 per share) for the same period last year. The increase in income reflects the addition of the Germany Oil Company properties.

The historical net loss of the Company for the quarter ended October 31, 1995 was $211,984 ($.01 per share) compared to net loss of $399,115 ($.02 per share) for the previous year. The increase in income is a result of the Germany Oil Company acquisition.


Capital Resources and Liquidity
-------------------------------

The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program.

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decease in its short-term liquidity and a decline it its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $6.0 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. At October 31, 1995 the Company has current assets of $6.5 million and current liabilities of $12.3 million, which resulted in negative working capital of $5.8 million and reflects an improvement of $0.1 million over the Company's working capital position at July 31, 1995. Overall the Company's Accounts Payable balance improved by $0.4 million and the Accounts Receivable balance increases by $0.15 million since July 31, 1995. The Company's debt to its principal bank at October 31, 1995, was $26.0 million. The Company intends to continue to pursue its program to achieve an orderly liquidation of its indebtedness and to timely resolve the Germany payables. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities.

Capital Expenditures
--------------------

The timing of most of the Company's capital expenditures is discretionary. The Company's only current and material capital commitment is in connection with the exploration and development of the Tunisian prospect and its participation in the Kazakhstan project pursuant to which the Company will be required to meet regular cash calls. The Company currently anticipates these cash calls will not exceed $100,000 for Tunisia, subject to revision based upon the exploration and development budgets ultimately agreed upon by the parties to the Tunisian prospect development agreements, and $2.0 million for Kazakhstan, subject to satisfactory resolution of the issues discussed in the Company's 10-K filing.
It is anticipated that these cash calls will be paid out of additional third party financing to the Company's subsidiary, LaTex Resources International. Except for the Company's capital commitments with respect to the international activities, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flows to fund capital expenditures other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. The Company anticipates that its cash flow will be sufficient to fund its domestic operations and debt service at their current levels for the next year. However, the Company does currently anticipate that additional external debt or equity financing will be required to fund its international activities.

Substantially all of the Company's significant capital expenditures over its recent history have been made to acquire oil and gas properties. During the quarter ended October 31, 1995, the Company made one significant acquisition of oil and gas properties from Sackett Oil Company and the Prudential Insurance Company of America for a total purchase price of $2,885,320, less adjustments. The properties are located in Texas and Louisiana. This acquisition was funded through additional borrowings under the Company's principal credit facility.
The Company's strategy is to continue to expand its reserve base through acquisitions of producing oil and gas properties. As a result, it is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in the Company's oil and gas reserve base. In such cases, additional external financing is likely to be required.

The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed during the remainder of fiscal 1996. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. Exclusive of potential acquisitions, the Company presently anticipates total capital expenditures in fiscal 1996 of approximately $100,000 in connection with exploration and development of the Tunisian prospect, approximately $2 million in connection with its Kazakhstan project (assuming certain issues are resolved to the Company's satisfaction), and approximately $600,000 for oil and gas property enhancement activities.



Financing Arrangements
----------------------

Since July 31, 1991, the Company has made 13 acquisitions of oil and gas properties. These acquisitions have been financed primarily through borrowings under the Company's bank credit facilities and through internal cash flow. In April, 1995, the Company entered into a new credit facility pursuant to a Credit Agreement between Bank of America, NT and SA ("Bank") and the Company's wholly owned subsidiaries, LaTex Petroleum, Germany Oil and LaTex/GOC Acquisition ("Borrowers"). In addition, under the new credit facility the Company and the Borrowers refinanced the Company's then existing indebtedness to the Company's former principal lender. The Company and its wholly owned subsidiary, ENPRO, have guaranteed the obligations of the Borrowers under the Credit Agreement.
The Agreement was subsequently amended in October, 1995, to include the Sackett acquisition.

The credit agreement consists of an initial loan of $23,000,00 for the purposes of refinancing the borrower's existing indebtedness partially funding the acquisition of the Germany Oil and Enron interests (including funding the cash portion of the consideration paid pursuant to the exchange offer) and for working capital and secondly up to $2,000,000 of additional financing for approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the borrowers to the bank as security for the loans under the credit agreement. The Amended Credit Agreement increased the total available borrowing capacity to $28.2 million to include the Sackett acquisition. At October 31, 1995, outstanding advances totaled $26,021,915. Principal on any loans under the amended credit agreement is repayable in minimum monthly installments of $342,500 plus and additional payment equal to the positive difference, if any, between the net proceeds from borrower's oil and gas production times a variable dedicated percentage and the minimum monthly payment. All unpaid principal and accrued interest under the credit agreement is due March 31, 2000. Currently all advances under the credit agreement are maintained at LIBOR rate loans at an interest rate of 9.6%. The Company's indebtedness to the bank under the credit agreement is secured by mortgages on all the Company's producing oil and gas properties and pledges of the stock of the Company's subsidiaries.

Under the Amended Credit Agreement, the Borrowers have also granted an affiliate of the Bank an overriding royalty interest in all of the Borrower's producing oil and gas properties, other than those situated in the State of Oklahoma (the "Bank ORRI") and those acquired in the Sackett Acquisition. The Bank ORRI is 6.3% of borrower's net revenue interest in each property. The Bank is not entitled to the Bank ORRI on any property acquired after closing of the financing. On the later to occur of (i) March 31, 1998 or (ii) at such time as the Bank has received a 15% internal rate of return on the $25,000,000 commitment amount under the Credit Agreement, the Bank ORRI will be adjusted downward to 2.1%.

As required under the Credit Agreement, LaTex Petroleum has entered into hedging agreements designed to enable the Company to obtain agreed upon net realized prices for the Company's oil and gas production and designed to protect the Company against fluctuations in interest rates with respect to the principal amounts of all loans under the Credit Agreement.


The Amended Credit Agreement contains affirmative and negative covenants which impose certain restrictions and requirements on the Company, including: limitations on the amount of additional indebtedness the Company or the Borrowers may incur; prohibition against payment by the Company or Borrowers of cash dividends; requirements that the Borrowers maintain a current ratio (current assets to current liabilities) of at least 1.0 to 1.0, tangible net worth of at least $5.0 million, no less that $500,000 in cash equivalent investments on hand at any given time, and no less than $500,000 in working capital; limitations on the ability of the Company and Borrowers to sell assets or to merge or consolidate with or into any other person; and requirements that the Company maintain a consolidated current ratio of at least 1.0 to 1.0 and consolidated tangible net worth of at least $10 million. At July 31, 1995, the Company was not in compliance with certain of these covenants. The Bank has waived these events of default by the Company through January 31, 1996.

The Company recently entered into an investment banking relationship with Rauscher, Pierce and Clark, Inc. and Rauscher, Pierce and Clark, Limited (collectively "RP&C") to assist the Company in accessing capital markets and to develop a comprehensive financial plan for the continued growth of the Company.

The Company believes that, through additional borrowing and cash flow from operations, it should be able to meet its anticipated capital requirements for the foreseeable future for its domestic operations. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices of oil and gas, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures.

Seasonality
-----------

     The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis. The company expects the same situation to occur during this fiscal year.


Inflation and Prices
--------------------

     The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict.

                                    PART II

                               OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

     Nuevo Liquids, Inc. v. LaTex Resources, Inc. and LaTex Petroleum Corp.,
     ----------------------------------------------------------------------
United States District Court for the Southern District of Texas, Houston Division, Case No. H-95-0028; Torch Energy Marketing, Inc. v LaTex Resources,
                              -----------------------------------------------
Inc. and LaTex Petroleum Corp., United States District Court for the Southern
------------------------------
District of Texas, Houston Division, Case No. H-95-0029. The Company and its wholly-owned subsidiary, LaTex Petroleum, entered into a Settlement Agreement (the "Settlement") with Torch Energy Marketing, Inc. ("Torch"), Nuevo Liquids, Inc. ("Nuevo"), Panda Resources, Inc. ("Panda"), Steve Wilson, and Wilson, Tucker & Associates. Pursuant to the Settlement, the Company has agreed (a) to pay Nuevo $20,000 by December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay Torch $50,000 within one year of executing the Settlement, an additional $50,000 within two years of the Settlement, and additional $150,000 within three years of the Settlement together with interest in the amount of $36,000. To secure its obligations under the Settlement, the Company has entered into an agreed judgment against it in the amount of $1 million (less any amounts paid pursuant to the Settlement) which will be enforced only upon the Company's default of its obligations under the Settlement. In addition, the Company has agreed to assume and indemnify Panda and Torch against all obligations owing under the May 2, 1989 agreement between Panda and Northern Natural Gas relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. In exchange for this consideration, Torch and Nuevo have agreed to dismiss their respective claims against the Company and LaTex Petroleum arising from the litigation.

     Northern Natural Gas Company v. LaTex Resources, Inc., 152nd District Court
     -----------------------------------------------------
of Harris County, Texas, Case No. 94-049766. On October 20, 1995, the Company filed a Motion for Leave to File Third-Party Action against Panda Resources, Inc. ("Panda") (the "Motion"). Pursuant to the Settlement Agreement between the Company, Panda, LaTex Petroleum, Torch Energy Marketing, Inc., Nuevo Liquids, Inc., Steve Wilson, and Wilson, Tucker & Associates referenced above, the Company has agreed to withdraw the Motion. In return, Panda and Torch have agreed to produce certain documents and witnesses in the litigation. Settlement negotiations between the Company and Northern Natural Gas Company continue.


Item 2.       Changes in Securities
              ---------------------

              Not applicable.


Item 3.       Defaults Upon Senior Securities
              -------------------------------

              Not applicable.


Item 4.       Submission to Matters to a Vote of Security Holders
              ---------------------------------------------------

              Not applicable.


Item 5.       Other Information
              -----------------

              Not applicable.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a) Exhibits
                  --------

              SEC
            Exhibit
              No.                 Description of Exhibits
            -------       ---------------------------------------

              (2)         Plan of Acquisition, Reorganization,
                          Arrangement Liquidation or Succession
                          -------------------------------------

                          Not Applicable.

              (4) Instruments Defining the Rights of Security Holders, Including Indentures
                          -------------------------------------------

                          Not Applicable.

              (10)        Material Contracts
                          ------------------

                          Not Applicable.

              (11)        Statement re Computation of Per-Share Earnings
                          ----------------------------------------------

                          Not Applicable.

              (15)        Letter re Unaudited Interim Financial Information
                          -------------------------------------------------

                          Not Applicable.

              (18)        Letter re Change in Accounting Principles
                          -----------------------------------------

                          Not Applicable.

              (19)        Report Furnished to Security Holders
                          ------------------------------------

                          Not Applicable.

              (22) Published Report Regarding Matters Submitted to Vote of Security Holders
                          -----------------------------------------------

                          Not Applicable.

              (23)        Consents of Experts and Counsel
                          -------------------------------

                          Not Applicable.

              (24)        Power of Attorney
                          -----------------

                          Not Applicable.

              (27)        Financial Data Schedule
                          -----------------------

                          *27.1 Financial Data Schedule of LaTex Resources, Inc.

              (99)        Additional Exhibits
                          -------------------

                          Not Applicable.

------------------------
* Filed Herewith.


              (b) Reports on Form 8-K
                  -------------------

              On December 7, 1995, the Company filed Amendment No. 1 to Current Report on Form 8-K which amended Item 7 of the Company's Current Report on Form 8-K filed on May 11, 1995 to include audited financial statements of Germany Oil Company and pro forma financial information, all relating the Company's acquisition of Germany Oil Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LaTex Resources, Inc.



                                  By:  /s/ John L. Cox
                                       ----------------------------
                                        John L. Cox, Vice President
                                        and Chief Financial Officer


Date:  December 18, 1994