Form 10-Q
period 1996-01-31
LATEX RESOURCES INC
filed 1996-03-14
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE XX SECURITIES EXCHANGE OF 1934
           --

               For the quarterly period ended January 31, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           --

               For the transition period from              to
                                             --------------  -------------


Commission file number : 0-13399

                      LaTex Resources, Inc.
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                                         73-1405081
--------------------------------                 -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                         Identification No.)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma       74135
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


             918-747-7000
--------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


________________________________________________________________________________
(Former name or former address, if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

          As of March 15, 1996, there were 18,022,195 shares of the Registrant's single class of common stock issued and outstanding.

                             LaTex Resources, Inc.
                  Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 1996


PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements.                    Page
                  --------------------


                  Consolidated Balances Sheets as of
                  July 31, 1995 and January 31, 1996         4

                  Consolidated Statements of Operations      6
                  for the six months  ended
                  January 31, 1996 and 1995

                  Consolidated Statements of Cash Flows      7
                  for the six months ended
                  January 31 1996 and 1995

                  Consolidated Statements of Stockholders'   9
                  Equity for the six months ended
                  January 31, 1996 and the year ended
                  July 31, 1995

                  Notes to Consolidated Financial           10
                  Statements

          Item 2. Management's Discussion and Analysis      11
                  of Financial Condition and Results
                  of Operations.


PART II - OTHER INFORMATION                                 19

          Item 1. Legal Proceedings

          The information called for by, Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K has been omitted as either inapplicable or because the answer thereto is negative.

SIGNATURES                                                  22

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet

                                         Jan. 31, 1996      July 31, 1995
                                          (unaudited)         (audited)
                                        ---------------    ---------------
ASSETS

Current assets:
     Cash                                 $         -        $   314,229
     Accounts receivable-net                3,156,642          2,836,596
     Accounts receivable & notes
          receivable-related                2,573,254          2,235,238
Accounts receivable-other                     123,230            696,688
Inventories                                   220,422             90,976
Other current assets                          182,026             84,791
Deferred loan costs                           120,372            148,800
Assets held for resale                        144,990            144,990
                                          -----------        -----------

     TOTAL CURRENT ASSETS                 $ 6,520,936        $ 6,552,308
                                          -----------        -----------

Property, plant, and equipment:
     Oil and gas properties               $33,206,920        $31,778,663
     Uncompleted properties                 3,362,852          3,363,000
     Other depreciable assets                 968,581            954,415
                                          -----------        -----------
                                          $37,538,353        $36,096,078
     Less accumulated depreciation
          and depletion                     8,222,465          6,296,473
                                          -----------        -----------

          Net property, plant
               and equipment              $29,315,888        $29,799,605
                                          -----------        -----------

Other assets:
     Goodwill                             $ 9,414,835        $ 9,747,657
     Deposits and other assets                136,399            137,559
     Reorganization cost                       97,580            113,522
     Investments-other                      1,930,847          2,002,847
     Deferred loan costs                      562,767            555,769
                                          -----------        -----------

          TOTAL OTHER ASSETS               12,142,428         12,557,354
                                          -----------        -----------

TOTAL ASSETS                              $47,979,252        $48,909,267
                                          ===========        ===========

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet

                                                       JAN. 31, 1996            JULY 31 1995
                                                        (unaudited)               (audited)
                                                      ----------------        ----------------
LIABILITIES AND
     STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts payable                                 $      5,842,779        $      5,742,342
     Accounts payable-other                                  2,775,535               2,928,107
     Accrued expenses payable                                   76,197                 139,113
     Income taxes payable                                        6,177                  31,177
     Current portion long-term debt                          3,909,830               3,644,723
                                                       ---------------        ----------------

          Total current liabilities                   $     12,610,518        $     12,485,462
                                                      ----------------        ----------------

Long-term liabilities:
     Long term debt-net of current                    $     19,567,716        $     20,634,809
                                                      ----------------        ----------------

          Total long-term liabilities                 $     19,567,716        $     20,634,809
                                                      ----------------        ----------------

               Total Liabilities                      $     32,178,234        $     33,120,271
                                                      ----------------        ----------------

Stockholders' equity:
     Common stock                                     $        189,802        $        188,802
     Preferred stock                                         8,502,170               8,226,180
     Additional paid-in capital                              9,008,549               8,931,424
     Treasury stock                                           (399,106)               (399,106)
     Retained earnings                                      (1,500,397)             (1,158,304)
                                                      ----------------        ----------------

          Total stockholders' equity                  $     15,801,018        $     15,788,996
                                                      ----------------        ----------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                             $     47,979,252        $     48,909,267
                                                      ================        ================

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statement of Operations
                                   Unaudited

                                                 For the Three Months Ended                 For The Six Months Ended
                                                        January 31,                               January 31,
                                              ---------------------------------         ---------------------------------
                                                   1996               1995                  1996               1995
                                              --------------     --------------         --------------     --------------
Revenue:
 Oil and gas sales                             $    3,522,207     $    1,660,553        $    6,315,096     $    3,417,772
 Oil and gas marketing                                114,737            392,247               303,580            765,980
 Lease operations and management fees                 458,275             75,425             1,480,676            174,286
                                               ---------------     --------------       --------------     --------------
   Total operating income                      $    4,095,219     $    2,128,225        $    8,099,352     $    4,358,038

Operating expenses:
 Lease operating expense                       $    1,937,207     $      998,899        $    3,572,243     $    2,112,230
 Marketing expense                                     31,491            259,122               115,674            493,618
 General & administrative expense                     798,105            605,159             1,545,968          1,316,126
 Depreciation, depletion and amortization           1,351,353            439,743             2,599,332            911,318
 Interest                                             556,479            217,030               923,207            405,297
                                               --------------     --------------        --------------     --------------

   Total operating expenses                    $    4,674,635     $    2,519,953        $    8,756,424     $    5,238,589
                                               --------------     --------------        --------------     --------------


Net operating income (loss)                    $     (579,416)   $      (391,728)       $     (657,072)    $     (880,551)
Other income:
 Hedging income (loss)                               (663,109)                 -              (658,587)                 -
 Equity in earnings (losses) of
   joint ventures and
   unconsolidated subsidiary                   $      (30,500)   $       (95,867)       $      (72,000)    $    (197,026)
Gain on sale of assets                              1,292,279             37,956             1,292,279            69,200
Interest income                                        (9,604)            22,857                29,049            46,938
                                               --------------    ---------------        --------------     -------------

Net income (loss) from continuing
 Operations before income taxes                $        9,650    $      (426,782)       $      (66,331)    $    (961,439)
Income taxes - current                                      -           (112,326)                 (227)         (247,870)
Income taxes - deferred                                     -                  -                     -                 -
                                               --------------    ---------------        --------------     -------------

Net income (loss)
 from continuing operations                    $        9,650    $      (314,456)       $      (66,104)    $    (713,569)


Historical net income (loss)                   $        9,650    $      (314,456)       $      (66,104)    $    (713,569)

Preferred stock dividends                      $      139,760    $             -        $      275,990     $           -

Historical net loss from continuing
 operations for common shareholders            $     (130,110)   $      (314,456)       $     (342,094)    $    (713,569)

Historical loss per share from
 continuing operations                         $        (0.01)   $         (0.02)       $        (0.02)    $       (0.04)
                                               ==============    ===============        ==============     =============
Earnings (loss) per share                      $        (0.01)   $         (0.02)       $        (0.02)    $       (0.04)
                                               ==============    ===============        ==============     =============
Weighted avg number of shares o/s                  18,022,195         17,522,195            17,986,325        17,522,195
                                               ==============     ==============        ==============    ==============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited



                                                                    Six                    Six
                                                               Months Ended           Months Ended
                                                                January 31,            January 31,
                                                                   1996                   1995
                                                              ===============        ===============
CASH FLOWS FROM OPERATING ACTIVITIES:

     Historical net income                                    $       (66,104)       $      (713,569)
     Adjustments to reconcile net income net cash
          provided by (used for) operating activities:                                             -
          Depreciation, amortization and depletion                  2,599,332                911,318
          write-down of investments                                                                -
          Equity losses from investments in
               unconsolidated subsidiaries                            (72,000)              (197,026)

     Changes in Assets and Liabilities:
          Inventories                                                (129,446)                     -
          Accounts receivable                                         (84,604)               803,294
          Accrued expenses payable                                    (87,916)                37,057
          Accounts payable                                            (52,135)               495,724
          Other assets                                                  1,160               (222,604)
          Prepaid expenses                                            (97,235)               (64,860)
                                                              ---------------        ---------------

Net cash proveded by operating activities                     $     2,011,052        $     1,049,334
                                                              ---------------        ---------------


Cash flows from investing activities:
     Investments                                              $             -        $       167,026
     Property, plant, and equipment                                (1,523,295)            (2,739,392)
     Reorganization cost, net                                               -                 15,387
     Treasury stock                                                         -                124,106
                                                              ---------------        ---------------

Net cash used for investing activities                        $    (1,523,295)       $    (2,432,873)


The accompanying notes are an integral part of these financial statements

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                           Six                Six
                                                       Months Ended       Months Ended
                                                       January 31,        January 31,
                                                           1996               1995
                                                       ============       ============
CASH FLOWS FROM FINANCING ACTIVITIES:

     Public offering of common stock                    $        -         $        -
     Notes payable                                        (801,986)         1,174,976
     Capital contributions                                       -                  -
                                                        ----------         ----------
Net cash provided by
     (used for) financing activities                    $ (801,986)        $1,174,976
                                                        ----------         ----------

Net (decrease) in cash and cash equivalents            $ (314,229)        $ (208,563)

Cash and cash equivalents beginning of period           $  314,229         $  208,399
                                                        ----------         ----------

Cash and cash equivalents end of period                 $        -         $     (164)


Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                           $1,149,509         $  356,860
     Income taxes                                                -                  -
                                                        ==========         ==========

Supplemental schedules of noncash investing and
     financing activities:                              $        -         $        -
Decrease in related party accounts receivable for
     the acquisition of unconsolidated affiliate                 -                  -
Stock issued for public relations services                       -                  -
Stock issued to acquire unconsolidated affiliate                 -                  -
Stock issued to acquire Pheonis Metals                           -                  -
Pre-acquisition exercise of Panda Resources, Inc.
     stock options in exchange for note receivable               -                  -
                                                        ----------         ----------

Total                                                   $        -         $        -
                                                        ==========         ==========

Disclosure of accounting policy:
     For purposes of the statement of cash
flows, the company considers all highly
liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
          Six Months Ended January 31, 1996 Year Ended July 31, 1995

                                             Common Stock       Additional                                              Total
                                      -----------------------    Paid-in        Retained     Treasury   Preferred    Stockholders
                                         Shares     Par Value    Capital        Earnings      Stock       Stock         Equity
                                       ==========   =========   ==========    ============  ==========  ==========   ============
Balance July 31, 1995 (excluding       18,880,195    $188,802   $8,931,424    $(1,158,304)  $(399,106)  $8,226,180   $15,788,996
 subscriptions receivable)

Preferred stock dividends                                                        (275,990)                 275,990

Net loss for the six months ended                                                 (66,104)                               (66,104)

Issued for consulting services            100,000       1,000       77,125              -           -            -         78,125


Balance January 31, 1996               18,980,195    $189,802   $9,008,549    $(1,500,397)  $(399,106)  $8,502,170   $15,801,018
                                                     ========   ==========    ===========   =========   ==========   ===========

Less treasury shares                     (958,000)
                                       ----------

Total outstanding                      18,022,195
                                       ==========

The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION

                             LaTex Resources, Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Notes Payable
     -------------

The Company has a credit facility with Bank of America providing loan advances up to $28,200,000 net to the company based on the proven oil and gas properties of the Company. The Company negotiated the facility in April 1995, and amended in October 1995, with current outstanding advances of $23,197,692. Principal payments are required monthly beginning June 30, 1995 and total $322,500 per month with interest accruing on the unpaid balance at the current interest rate of 9.6%. The company is currently in default with certain financial covenants as specified in the Amended Credit Agreement, however the company is current in its payments to the Bank of America.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -----------------------------------


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

The Germany transaction resulted in the Company acquiring the outstanding capital stock of Germany together with a production payment and net profits interest from ENRON Capital & Trade Resources Corp. for $10,500,000 in cash, 250,000 shares of restricted common stock of LaTex, 411,427 shares of Series A convertible Preferred Stock (par value of $10.00 per share); 370,000 shares of Series B convertible Preferred Stock (par value $10.00 per share) and $5,400,000 in assumed Germany liabilities cash dividend prohibited. The Series A Preferred Stock is convertible into common stock at $3.33 per share and has a 2% annual dividend. The Series B Preferred Stock is convertible into common stock at $1.50 per share and has a 12% annual dividend. The company is restricted from paying cash dividends in accordance with the Amended Credit Agreement. Stock dividends are issued quarterly to satisfy the dividend requirement.

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three months and six months ended January 31, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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


                                                  Six Months Ended January 31
                                                  ---------------------------
                                                       1996           1995
                                                       ----           ----

Net Sales Volumes:
      Oil (Mbbls)                                        237            166
      Natural gas (Mmcf)                                1872            972
      Oil equivalent (MBOE)                              549            327

Average Sales Prices:
      Oil (per Bbl)                                   $12.56         $11.78
      Natural Gas (per Mcf)                           $ 1.70         $ 1.47

Operating Exp. per BOE of Net Sales:
      Lease operating                                 $ 5.74         $ 5.72
      Severance tax                                   $ 0.76         $ 0.73
      General and administrative                      $ 2.81         $ 4.02
      Depreciation, depletion and amortization        $ 4.73         $ 2.78


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

The company entered into hedging arrangements in April 1995 designed to offset large fluctuations in oil and gas prices through financial instruments. For fiscal 1996 the company has experienced a net loss of $658,587 as a result of its hedging program.

Three months ended January 31, 1996.  Total revenues from the Company's
-----------------------------------
operations for the quarter ended January 31, 1996 were $4,095,219 compared to $2,128,225 for the quarter ended January 31, 1995. Revenues increased over the comparable period a year earlier due to the addition of the Germany Oil Company acquisition in April 1995 and the Sackett acquisition in October 1995.

Depreciation, depletion and amortization increased to $1,351,353 from $439,743 a year earlier due to an increase in the depletion rate based on the write-down of the Company's oil and gas reserves at year-end 1995 primarily resulting from reduced oil and gas prices.

Lease operating expenses and marketing expenses were $1,937,207 and $31,491 respectively, for the three-month period ending January 31, 1996 compared to $998,899 and $259,122 respectively for the period ending January 31, 1995. The increase in lease operating expenses is due to the addition of the Germany Oil Company properties. Marketing expenses reflect Enpro's lower oil sales for the period due to a deferral of $41,102 attributable to sales at South Carlton and the Sackett acquisition in October.

General and administrative expenses increased from $605,159 during the quarter ended January 31, 1995 to $798,105 for the period ending January 31, 1996. The increase is attributed to additional costs associated with the Germany acquisition and increased costs associated with the year-end reserve analysis.

The Company had after tax income from continuing operations of $9,650 versus a loss of $314,456 ($.02 per share) for the same period last year. The increase in income reflects the addition of the Germany Oil Company properties.

The historical net loss of the Company for the quarter ended January 31, 1996 was $130,110 ($.01 per share) compared to net loss of $314,456 ($.02 per share) for the previous year. The increase in income is a result of the Germany Oil Company acquisition and is offset by the gain of $1,292,279 on the sale of non-strategic properties and the loss of $663,109 on product and financial hedges for the quarter.

Six months ended January 31, 1996.  Total revenues from the Company's operations
---------------------------------
for the six months ended January 31, 1996 were $8,099,352 compared to $4,358,038 for the six months ended January 31, 1995. Revenues increased over the same period in the previous year due to the addition of Germany Oil Company in April 1995 and settlements on payables associated with the Germany Oil Company transaction.

Depreciation, depletion and amortization increased from $911,318 for the period ended January 31, 1995 to $2,599,332 for the current period due to additional volumes associated with the Germany Oil Company transaction and the write-down of the Company's oil and gas reserves at year-end 1995 resulting from reduced oil and gas prices.

Lease operating expenses increased to $3,572,243 in the current six month period compared to $2,112,230 for the comparable period a year earlier due to the additional production associated with the April 1995 Germany Oil Company transaction.

General and administrative expenses increased from $1,316,126 during the period ended January 31, 1995 to $1,545,968 for the period ending January 31, 1996. The increase is attributed to additional professional fees associated with the Germany Oil acquisition.

The Company had an after tax loss from continuing operations of $66,104 versus a loss of $713,569 ($.04 per share) for the same period last year. The reduced loss reflects additional profit margin from the Germany Oil Company properties, producing property sales during the quarter which generated earnings of $1,292,279 partially offset by costs associated with the company's oil and gas product hedge and interest rate hedge of $658,587 and increased lease operating expenses.

The historical net loss of the Company for the period ended January 31, 1996, was $342,094 ($.02 per share) compared to a net loss of $713,569 ($.04 per share) for the previous year. The reduction in the loss is due to 1.) the additional revenues from the Germany acquisition, 2.) the gain on the sale of non-strategic assets of $1,292,27 and 3.) the loss of $658,587 due to the Company's hedging programs.

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

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $6.0 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. The company has reduced the long-term payables associated with the Germany acquisition to approximately $3.2 million at January 31, 1996. At January 31, 1996 the Company has current assets of $6.5 million and current liabilities of $12.6 million, which resulted in negative working capital of $6.1 million. The Company's debt to its principal bank at January 31, 1996, was $23.2 million. The Company intends to continue to pursue its program to achieve an orderly liquidation of its indebtedness and to timely resolve the Germany payables. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities.

Capital Expenditures
--------------------

The timing of most of the Company's capital expenditures is discretionary. The Company's only current and material capital commitment is in connection with the exploration and development of the Tunisian prospect and its participation in the Kazakhstan project pursuant to which the Company will be required to meet regular cash calls. The Company currently anticipates these cash calls will not exceed $100,000 for Tunisia, subject to revision based upon the exploration and development budgets ultimately agreed upon by the parties to the Tunisian prospect development agreements, and $2.0 million for Kazakhstan, subject to satisfactory resolution of the issues discussed in the Company's 10-K filing.
It is anticipated that these cash calls will be paid out of additional third party financing to the Company's subsidiary, LaTex Resources International. Except for the Company's capital commitments with respect to the international activities, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flows to fund capital expenditures other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. With the recent sale of certain non-strategic properties which resulted in the gain of $1.3 million dedicated to working capital. The Company anticipates that its cash flow will be sufficient to fund its domestic operations and debt service at their current levels for the remainder of the year. However, the Company does currently anticipate that additional external debt or equity financing will be required to fund its international activities.

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

On January 31, 1996 the Company sold certain non-strategic assets purchased in the Sackett acquisition to Foster Brown Company for a total consideration of $2,857,275. The Company realized a total gain of $1,832,853 as a result of the sale. Approximately $2.0 million of the proceeds were used to pay off bank debt while the balance of the proceeds have been dedicated to working capital.

The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed during the remainder of fiscal 1996. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. Exclusive of potential acquisitions, the Company presently anticipates total capital expenditures in fiscal 1996 of approximately $100,000 in connection with exploration and development of the Tunisian prospect, approximately $2 million in connection with its Kazakhstan project (assuming certain issues are resolved to the Company's satisfaction), and approximately $1,100,000 for oil and gas property enhancement activities.


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

The credit agreement consists of an initial loan of $23,000,00 for the purposes of refinancing the borrower's existing indebtedness partially funding the acquisition of the Germany Oil and Enron interests (including funding the cash portion of the consideration paid pursuant to the exchange offer) and for working capital and secondly up to $2,000,000 of additional financing for approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the borrowers to the bank as security for the loans under the credit agreement. The Amended Credit Agreement increased the total available borrowing capacity to $28.2 million to include the Sackett acquisition. At January 31, 1996, outstanding advances totaled $23,197,692. Principal on any loans under the amended credit agreement is repayable in minimum monthly installments of $322,500 plus an additional payment equal to the positive difference, if any, between the net proceeds from borrower's oil and gas production times a variable dedicated percentage and the minimum monthly payment. All unpaid principal and accrued interest under the credit agreement is due March 31, 2000. Currently all advances under the credit agreement are maintained as LIBOR rate loans at an interest rate of 9.6%. The Company's indebtedness to the bank under the credit agreement is secured by mortgages on all the Company's producing oil and gas properties and pledges of the stock of the Company's subsidiaries.

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

The Amended Credit Agreement contains affirmative and negative covenants which impose certain restrictions and requirements on the Company, including: limitations on the amount of additional indebtedness the Company or the Borrowers may incur; prohibition against payment by the Company or Borrowers of cash dividends; requirements that the Borrowers maintain a current ratio (current assets to current liabilities) of at least 1.0 to 1.0, tangible net worth of at least $5.0 million; limitations on the ability of the Company and Borrowers to sell assets or to merge or consolidate with or into any other person; and requirements that the Company maintain a consolidated current ratio of at least 1.0 to 1.0 and consolidated tangible net worth of at least $10 million. The requirement that no less than $500,000 in cash equivalent investments on hand at any given time, and no less than $500,000 in working capital has been waived and replaced with a Tranche C Revolving Loan which makes available to the Company amounts up to $300,000 to handle short-term cash commitments. The loan is due and payable within 60 days and additional reborrowings will be available seven days after the date of payment in full. At July 31, 1995, the Company was not in compliance with certain covenants. The Bank has waived these events of default by the Company through January 31, 1996.

The Company recently entered into an investment banking relationship with Rauscher, Pierce and Clark, Inc. and Rauscher, Pierce and Clark, Limited (collectively "RP&C") to assist the company in accessing capital markets and to develop a comprehensive financial plan for the continued growth of the Company. The Company is continuing to work with R P & C to finalize its financial plan.

The Company believes that, through sales of non-strategic properties additional borrowing and cash flow from operations, it should be able to meet its anticipated capital requirements for the foreseeable future for its domestic operations. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices of oil and gas, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures. Nor can there be any assurance that the Company will continue to be able to sell non-strategic properties at favorable prices.


Seasonality
-----------

The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Recently, crude oil prices have been generally higher in the third calendar quarter and natural gas prices have been generally higher in the first calendar quarter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis. The company expects this situation to occur during this fiscal year.


Inflation and Prices
--------------------

The Company's revenues and the value of its oil and gas properties have been and will be affected by changes in oil and gas prices despite financial hedges presently in place. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Oil and gas prices are subject to significant fluctuations that are beyond the Company's ability to control or predict.

                                    PART II

                               OTHER INFORMATION

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
         -----------------

Northern Natural Gas company v. LaTex Resources, Inc., 152nd District Court of
----------------------------------------------------
Harris County, Texas, Case NO. 94-049766. On October 20, 1995, the Company filed a Motion for Leave to File Third-Party Action against Panda Resources, Inc. ("Panda") (the "Motion"). Pursuant to the Settlement Agreement between the Company, Panda, LaTex Petroleum, Torch Energy Marketing, Inc., Nuevo Liquids, Inc., Steve Wilson, and Wilson, Tucker & Associates referenced above, the Company has agreed to withdraw the Motion. In return, Panda and Torch have agreed to produce certain documents and witnesses in the litigation. Settlement negotiations between the company and Northern Natural Gas Company continue.
Both Companies have agreed to a settlement in principle with the execution of a confidential letter of intent which is subject to further agreements to be executed by the parties.


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


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

           SEC
           Exhibit
           No.                      Description of Exhibits
           -----                    -----------------------

           (2) Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
                              -------------------------------------

                              Not Applicable.

           (4) Instruments Defining the Rights of Security Holders, Including Indentures
                              -----------------------------
                              Not Applicable.

           (10)               Material Contacts
                              -----------------

                              Not Applicable.

           (11)               Statement re Computation of Per-Share
                              -------------------------------------
                              Earnings

                              Not Applicable.

           (15)               Letter re Unaudited Interim Financial
                              -------------------------------------
                              Information

                              Not Applicable.

           (18)               Letter re Change in Accounting Principles
                              -----------------------------------------

                              Not Applicable.

           (19)               Report Furnished to Security Holders
                              ------------------------------------

                              Not Applicable.

           (22)               Published Report Regarding Matter submitted
                              -------------------------------------------
                              to Vote of Security Holders

                              Not Applicable.

           (23)               Consents of Experts and Counsel
                              -------------------------------

                              Not Applicable.

           (24)               Power of Attorney
                              -----------------

                              Not Applicable

           (27)               Financial Data Schedule
                              -----------------------

                              *27.1 Financial Data Schedule of LaTex
                                Resources, Inc.

           (99)               Additional Exhibits
                              -------------------

                              Not Applicable.

*Filed Herewith.

           (b)                Reports on Form 8-K
                              --------------------

           On December 7, 1995, the Company filed Amendment No.1 to Current Report of Form 8-k which amended Item 7 of the Company's Current Report on Form 8-K filed on May 11, 1995 to include audited financial statements of Germany Oil Company and pro forma financial information, all relating the Company's acquisition of Germany Oil Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LaTex Resources, Inc.



                                    By: /s/ JOHN L. COX
                                        ---------------------------
                                        John L. Cox, Vice President
                                        and Chief Financial Officer


Date:  March 14, 1996