Form 10-Q
period 1996-04-30
LATEX RESOURCES INC
filed 1996-06-14
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      XX   SECURITIES EXCHANGE OF 1934
     ----

           For the quarterly period ended April  30, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     ----

           For the transition period from _________________ to _________________


Commission file number : 0-13399

                             LaTex Resources, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          73-1405081
- -------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                           Identification No.)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma      74135
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


              918-747-7000
- --------------------------------------------------------------------------------
   (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---       ---

     As of June 14, 1996, there were 18,030,495 shares of the Registrant's single class of common stock issued and outstanding.

                             LaTex Resources, Inc.
                  Index to Form 10-Q for the Quarterly Period
                             Ended April 30, 1996


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.                                      Page
             --------------------


             Consolidated Balance Sheets as of
             April 30, 1996 and July 31, 1995                             4

             Consolidated Statements of Operations                        6
             for the nine months  ended
             April 30, 1996 and 1995

             Consolidated Statements of Cash Flows                        7
             for the nine months ended
             April 30 1996 and 1995

             Consolidated Statements of Stockholders'                     9
             Equity for the nine months ended
             April 30, 1996 and the year ended
             July 31, 1995

             Notes to Consolidated Financial                             10
             Statements

     Item 2. Management's Discussion and Analysis                        11
             of Financial Condition and Results
             of Operations.


PART II - OTHER INFORMATION                                              19

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet

                                      April 30, 1996            July 31, 1995
                                      (unaudited)                (audited)
                                     ----------------          ---------------
ASSETS

Current assets:
     Cash                             $           -            $     314,229
     Accounts receivable-net              3,472,946                2,836,596
     Accounts receivable & notes
          receivable-related              2,687,525                2,235,238
Accounts receivable-other                    45,032                  696,688
Inventories                                 239,584                   90,976
Other current assets                        219,155                   84,791
Deferred loan costs                         117,950                  148,800
Assets held for resale                      910,096                  144,990
                                     ----------------          ---------------
     TOTAL CURRENT ASSETS             $   7,692,288            $   6,552,308
                                     ----------------          ---------------
Property, plant, and equipment:
     Oil and gas properties           $  33,453,021            $  31,778,663
     Uncompleted properties               3,363,000                3,363,000
     Other depreciable assets               969,109                  954,415
                                     ----------------          ---------------
                                      $  37,785,130            $  36,096,078
     Less accumulated depreciation
          and depletion                   9,141,871                6,296,473
                                     ----------------          ---------------
          Net property, plant
               and equipment          $  28,643,259            $  29,799,605
                                     ----------------          ---------------
Other assets:
     Goodwill                         $   9,248,423            $   9,747,657
     Deposits and other assets              132,299                  137,559
     Reorganization cost                     89,664                  113,522
     Investments-other                    1,914,935                2,002,847
     Deferred loan costs                    524,735                  555,769
                                     ----------------          ---------------
          TOTAL OTHER ASSETS             11,910,056               12,557,354
                                     ----------------          ---------------
TOTAL ASSETS                          $  48,245,603            $  48,909,267
                                     ================          ===============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet

                                             April 30, 1996           JULY 31, 1995
                                              (unaudited)              (audited)
                                          -----------------        ------------------
LIABILITIES AND
     STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts payable                      $     6,659,566          $      5,742,342
     Accounts payable-other                      2,581,365                 2,928,107
     Accrued expenses payable                       70,340                   139,113
     Income taxes payable                            6,177                    31,177
     Current portion long-term debt              3,909,624                 3,644,723
                                          -----------------        ------------------
          Total current liabilities        $    13,227,072          $     12,485,462
                                          -----------------        ------------------

Long-term liabilities:
     Long term debt-net of current         $    18,710,190          $     20,634,809
                                          -----------------        ------------------

          Total long-term liabilities      $    18,710,190          $     20,634,809
                                          -----------------        ------------------

               Total Liabilities           $    31,937,262          $     33,120,271
                                          -----------------        ------------------


Stockholders' equity:
     Common stock                          $       190,390          $        188,802
     Preferred stock                             8,645,796                 8,226,180
     Additional paid-in capital                  9,008,549                 8,931,424
     Treasury stock                               (489,365)                 (399,106)
     Retained earnings                          (1,047,029)               (1,158,304)
                                          -----------------        ------------------

          Total stockholders' equity       $    16,308,341          $     15,788,996
                                          -----------------        ------------------


TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $    48,245,603          $     48,909,267
                                          =================        ==================



The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statement of Operations
                                   Unaudited

                                                 For the Three Months Ended                   For The Nine Months Ended
                                                 --------------------------                   -------------------------
                                                         April 30,                                     April 30,
                                                         ---------                                     ---------
                                                 1996                  1995                   1996                   1995
                                             --------------        --------------        ---------------        ---------------
Revenue:
     Oil and gas sales                         $ 3,910,727            $2,083,602            $10,225,823            $ 5,501,374
     Oil and gas marketing                         117,418               293,273                420,998              1,059,254
     Lease operations and management fees          810,559               141,616              2,291,235                315,901
                                             --------------        --------------        ---------------        ---------------

          Total operating income               $ 4,838,704            $2,518,491            $12,938,056            $ 6,876,529

Operating expenses:
     Lease operating expense                   $ 1,694,108            $1,113,207            $ 5,266,351            $ 3,225,437
     Marketing expense                              10,226               187,521                125,900                681,140
     General & administrative expense              664,823               600,413              2,210,791              1,916,540
     Depreciation, depletion and amortization    1,295,710               547,206              3,895,042              1,458,524
     Interest                                      380,337               207,947              1,303,544                613,246
                                             --------------        --------------        ---------------        ---------------

          Total operating expenses             $ 4,045,204            $2,656,294            $12,801,628            $ 7,894,887
                                             --------------        --------------        ---------------        ---------------

Net operating income (loss)                    $   793,500            $ (137,803)           $   136,428            $(1,018,358)
Other income:
     Hedging income (loss)                        (720,552)                    -             (1,379,139)                     -
     Equity in earnings (losses) of
          joint ventures and
          unconsolidated subsidiary            $   (16,500)           $  (26,812)           $   (88,500)           $  (223,838)
Gain on sale of assets                             527,478               (86,009)             1,819,757                (16,809)
Interest income                                     13,071                25,147                 42,120                 72,087
                                             --------------        --------------        ---------------        ---------------

Net income (loss) from continuing
     Operations before income taxes            $   596,997            $ (225,477)           $   530,666            $(1,186,918)
Income taxes - current                                   -               (80,672)                  (227)              (328,542)
Income taxes - deferred                                  -                     -                                             -
                                             --------------        --------------        ---------------        ---------------
Net income (loss)
     from continuing operations                $   596,997            $ (144,805)           $   530,893            $  (858,376)


Historical net income (loss)                   $   596,997            $ (144,805)           $   530,893            $  (858,376)

Preferred stock dividends                      $   143,626            $        -            $   419,616            $         -

Historical net income (loss) from continuing
     operations for common shareholders        $   453,371            $ (144,805)           $   111,277            $  (858,376)

Historical income (loss) per share from
     continuing operations                     $      0.03            $    (0.01)           $      0.01            $     (0.05)
                                             ==============        ==============        ===============        ===============
Earnings (loss) per share                      $      0.03            $    (0.01)           $      0.01            $     (0.05)
                                             ==============        ==============        ===============        ===============
Weighted avg. number of shares o/s              18,042,368            17,566,015              18,004,734             17,536,481
                                             ==============        ==============        ===============        ===============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                        Nine                    Nine
                                                                    Months Ended            Months Ended
                                                                      April 30,              April 30,
                                                                        1996                    1995
                                                                   ==============          ==============
CASH FLOWS FROM OPERATING ACTIVITIES:

     Historical net income                                          $     530,893           $    (858,376)
     Adjustments to reconcile net income net cash
          provided by (used for) operating activities:                          -                       -
          Depreciation, amortization and depletion                      3,895,042               1,458,524
          write-down of investments                                             -                       -
          Equity losses from investments in
               unconsolidated subsidiaries                                (88,500)               (223,838)

     Changes in Assets and Liabilities:
          Inventories                                                    (148,608)                      -
          Accounts receivable                                            (436,981)             (1,859,820)
          Accrued expenses payable                                        (93,773)                  2,525
          Accounts payable                                               (499,895)              5,501,983
          Other assets                                                     53,575                (640,475)
          Prepaid expenses                                                 75,268                 (45,549)
          Assets held for resale                                         (765,106)                      -
                                                                   ---------------         ---------------

Net cash provided by operating activities                           $   2,521,915           $   3,334,974
                                                                   ---------------         ---------------


Cash flows from investing activities:
     Investments                                                    $           -           $     194,232
     Property, plant, and equipment                                    (2,021,052)            (23,929,474)
     Reorganization cost, net                                                   -                  12,098
     Treasury stock                                                        90,259                 124,106
                                                                   ---------------         ---------------

Net cash used for investing activities                              $  (1,930,793)          $ (23,599,038)

   The accompanying notes are an integral part of these financial statements

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                         Nine                   Nine
                                                                     Months Ended           Months Ended
                                                                       April 30,              April 30,
                                                                         1996                   1995
                                                                    ==============         ==============
CASH FLOWS FROM FINANCING ACTIVITIES:

     Public offering of common stock                                 $           -          $           -
     Notes payable                                                      (1,659,718)            16,427,998
     Capital contributions                                                       -              4,156,607
                                                                    ---------------        ---------------
Net cash provided by (used for) financing activities                 $  (1,659,718)         $  20,584,605
                                                                    ---------------        ---------------

Net (decrease) in cash and cash equivalents                          $  (1,068,596)         $     320,541

Cash and cash equivalents beginning of period                        $      (1,781)         $     208,399
                                                                    ---------------        ---------------

Cash and cash equivalents end of period                              $  (1,070,377)         $     528,940


Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                                        $   1,303,544          $     613,246
     Income taxes                                                                -                      -
                                                                    ===============        ===============
Supplemental schedules of noncash investing and
     financing activities:                                           $           -          $           -
Decrease in related party accounts receivable for
     the acquisition of unconsolidated affiliate                                 -                      -
Stock issued for public relations services                                       -                      -
Stock issued to acquire unconsolidated affiliate                                 -                      -
Stock issued to acquire Pheonix Metals                                           -                      -
Pre-acquisition exercise of Panda Resources, Inc.
     stock options in exchange for note receivable                               -                      -
                                                                    ---------------        ---------------

Total                                                                $           -          $           -
                                                                    ===============        ===============

Disclosure of accounting policy:
     For purposes of the statement of cash
flows, the company considers all highly
liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
           Nine Months Ended April 30, 1996 Year Ended July 31, 1995

                                                          Common Stock
                                                ----------------------------------        Additional
                                                                                           Paid-in             Retained
                                                   Shares             Par Value            Capital             Earnings
                                                =============       ==============      ===============      =============
Balance July 31, 1995 (excluding subscriptions   18,880,195           $ 188,802           $ 8,931,424        $ (1,158,304)
  receivable)

Preferred stock dividends                                                                                        (419,616)

Net income for the nine months ended                                                                              530,891

Issued as consideration for Debt                     58,800                 588

Issued for consulting services                      100,000               1,000                77,125                   -

Purchase of Treasury Stock

Balance April 30, 1996                           19,038,995           $ 190,390           $ 9,008,549          (1,047,029)
                                                                    ==============      ===============       =============

Less treasury shares                             (1,008,500)
                                                -------------
Total outstanding                                18,030,495
                                                =============

                                                                                                   Total
                                                   Treasury               Preferred            Stockholders
                                                     Stock                  Stock                  Equity
                                                 ==============        ===============       ================
Balance July 31, 1995 (excluding subscriptions$  $ (399,106)             $ 8,226,180            $ 15,788,996
receivable)

Preferred stock dividends                                                    419,616

Net income for the nine months ended                                                                 530,891

Issued as consideration for Debt                                                                         588

Issued for consulting services                            -                        -                  76,125

Purchase of Treasury Stock                          (90,259)                                         (90,259)

Balance April 30, 1996                           $ (489,365)             $ 8,645,796            $ 16,308,341
                                               ===============          =============           =============


The accompanying notes are an integral part of these financial statements.

                        PART I - FINANCIAL INFORMATION

                             LaTex Resources, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Notes Payable
     -------------

The Company has a credit facility with Bank of America providing loan advances up to $28,200,000 net to the company based on the proven oil and gas properties of the Company. The Company negotiated the facility in April 1995, and amended in October 1995, with current outstanding advances of $22,580,192. Principal payments are required monthly beginning June 30, 1995 and total $322,500 per month with interest accruing on the unpaid balance at the current interest rate of 9.6%. The company is currently in default with certain financial covenants as specified in the Amended Credit Agreement, however the company is current in its payments to the Bank of America.

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

Acquisition of Germany Oil Company
- ----------------------------------

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

Results of Operations
- ---------------------

The following is a discussion of the results of operations of the Company for the three months and nine months ended April 30, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

                                                     Nine Months Ended April 30
                                                     --------------------------

                                                             1996       1995
                                                             ----       ----
        Net Sales Volumes:
               Oil (Mbbls)                                    331        244
               Natural gas (Mmcf)                            2904       1623
               Oil equivalent (MBOE)                          800        515

        Average Sales Prices:
               Oil (per Bbl)                               $14.32     $12.57
               Natural Gas (per Mcf)                       $ 1.74     $ 1.47

        Operating Exp. per BOE of Net Sales:
               Lease operating                             $ 5.73     $ 5.57
               Severance tax                               $ 0.85     $ 0.70
               General and administrative                  $ 2.76     $ 3.72
               Depreciation, depletion and amortization    $ 4.87     $ 2.83

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

The company entered into hedging arrangements in April 1995 designed to offset large fluctuations in oil and gas prices through financial instruments. For fiscal 1996 the company has experienced a net loss of $1,379,139 as a result of its hedging program.

Three months ended April 30, 1996.  Total revenues from the Company's operations
- ---------------------------------
for the quarter ended April 30, 1996 were $4,838,704 compared to $2,518,491 for the quarter ended April 30, 1995. Revenues increased over the comparable period a year earlier due to the addition of the Germany Oil Company acquisition in April 1995 and the Sackett acquisition in October 1995 and increased product prices.

Depreciation, depletion and amortization increased to $1,295,710 from $547,206 a year earlier due to an increase in the depletion rate based on the write-down of the Company's oil and gas reserves at year-end 1995 primarily resulting from reduced oil and gas prices.

Lease operating expenses and marketing expenses were $1,694,108 and $10,226 respectively, for the three-month period ending April 30, 1996 compared to $1,113,207 and $187,521 respectively for the period ending April 30, 1995. The increase in lease operating expenses is due to the addition of the Germany Oil Company properties, while the reduction in marketing expense is due to reduced non-LaTex related marketing activity and the timing of the liftings at South Carlton.

General and administrative expenses increased from $600,413 during the quarter ended April 30, 1995 to $664,823 for the period ending April 30, 1996. The increase is attributed to additional costs associated with the Germany acquisition.

The Company had after tax income from continuing operations of $596,997 ($ .03 per share) versus a loss of $225,477 ($.02 per share) for the same period last year. The increase in income reflects the addition of the Germany Oil Company properties and increased oil & gas prices.

The historical net income of the Company for the quarter ended April 30, 1996 was $453,371 ($.03 per share) compared to a net loss of $144,805 ($.01 per share) for the previous year. The increase in income is a result of the Germany Oil Company acquisition, higher product prices, and a gain of $527,478 on the sale of non-strategic properties partially offset by the loss of $720,552 on product and financial hedges for the quarter.

Nine months ended April 30, 1996.  Total revenues from the Company's operations
- --------------------------------
for the nine months ended April 30, 1996 were $12,938,056 compared to $6,876,529 for the nine months ended April 30, 1995. Revenues increased over the same period in the previous year due to the addition of Germany Oil Company in April 1995, settlements on payables associated with the Germany Oil Company transaction and increased product prices.

Depreciation, depletion and amortization increased from $1,458,524 for the period ended April 30, 1995 to $3,895,042 for the current period due to additional volumes associated with the Germany Oil Company transaction and the write-down of the Company's oil and gas reserves at year-end 1995 resulting from reduced oil and gas prices.

Lease operating expenses increased to $5,266,351 in the current nine month period compared to $3,225,437 for the comparable period a year earlier due to the additional production associated with the April 1995 Germany Oil Company transaction.

General and administrative expenses increased from $1,916,540 during the period ended April 30, 1995 to $2,210,791 for the period ending April 30, 1996. The increase is attributed to additional professional fees associated with the Germany Oil acquisition.

The Company had an after tax profit from continuing operations of $530,893 ($.03 per share) versus a loss of $858,376 ($.05 per share) for the same period last year. The increased income reflects additional profit margin from the Germany Oil Company properties, producing property sales during the year which generated gains of $1,819,757 partially offset by costs associated with the company's oil and gas product hedge and interest rate hedge of $1,379,139 and increased lease operating expenses.

The historical net income of the Company for the period ended April 30, 1996, was $111,277 ($.01 per share) compared to a net loss of $858,376 ($.05 per share) for the previous year. The reduction in the loss is due to the additional revenues from the Germany acquisition, and the gain on the sale of non-strategic assets of $1,819,757 partially offset by the loss of $1,379,139 due to the Company's hedging programs.

Capital Resources and Liquidity
- -------------------------------

The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program.

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $6.0 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. The company has reduced the long-term payables associated with the Germany acquisition to approximately $2.7 million at April 30, 1996. At April 30, 1996 the Company has current assets of $7.7 million and current liabilities of $13.2 million, which resulted in negative working capital of $5.5 million. The Company's debt to its principal bank at April 30, 1996, was $22.6 million. The Company intends to continue to pursue its program to achieve an orderly liquidation of its indebtedness and to timely resolve the Germany payables. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities.

Capital Expenditures
- --------------------

The timing of most of the Company's capital expenditures is discretionary. The Company's only current and material capital commitment is in connection with the exploration and development of the Tunisian prospect and its participation in the Kazakhstan project pursuant to which the Company will be required to meet regular cash calls. The Company currently anticipates these cash calls will not exceed $100,000 for Tunisia, subject to revision based upon the exploration and development budgets ultimately agreed upon by the parties to the Tunisian prospect development agreements. Satisfactory resolution of the issues discussed in the Company's 10-K filing relating to Kazakhstan have not been achieved but the Company presently expects no further cash calls in fiscal 1996. It is anticipated that these cash calls will be paid out of additional third party financing to the Company's subsidiary, LaTex Resources International. Except for the Company's capital commitments with respect to the international activities, there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flows to fund capital expenditures other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. The sale of certain non-strategic properties resulted in a gain of $2.3 million with a portion of the funds dedicated to working capital. The $1.8 million gain reflected in the financial statements is net of $.5 million of asset write downs associated with the Torch and Northern Natural litigation. The Company anticipates that its cash flow will be sufficient to fund its domestic operations and debt service at their current levels for the remainder of the year. However, the Company does currently anticipate that additional external debt or equity financing will be required to fund its international activities. Substantially all of the Company's significant capital expenditures over its recent history have been made to acquire oil and gas properties. During the quarter ended October 31, 1995, the Company made one significant acquisition of oil and gas properties from Sackett Oil Company and the Prudential Insurance Company of America for a total purchase price of $2,885,320, less adjustments. The properties are located in Texas and Louisiana. This acquisition was funded through additional borrowings under the Company's principal credit facility.
The Company's strategy is to continue to expand its reserve base through acquisitions of producing oil and gas properties. As a result, it is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in the Company's oil and gas reserve base. In such cases, additional external financing is likely to be required.

In January, the Company sold certain non-strategic assets purchased in the Sackett acquisition to Foster Brown Company for a total consideration of $2,857,275. The Company realized a total gain of $1,832,853 as a result of the sale. In May 1996, the Company sold additional non-strategic assets purchased in the Sackett acquisition for proceeds totaling $860,000 which resulted in a $485,086 gain. Approximately $2.7 million of the proceeds were used to pay off bank debt while, the balance of the proceeds have been dedicated to working capital.

The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed during the remainder of fiscal 1996. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. Exclusive of potential acquisitions, the Company presently anticipates total capital expenditures in fiscal 1996 of approximately $100,000 in connection with exploration and development of the Tunisian prospect, and approximately $1,100,000 for oil and gas property enhancement activities.


Financing Arrangements
- ----------------------

Since July 31, 1991, the Company has made 13 acquisitions of oil and gas properties. These acquisitions have been financed primarily through borrowings under the Company's bank credit facilities and through internal cash flow. In April, 1995, the Company entered into a new credit facility pursuant to a Credit Agreement between Bank of America, NT and SA ("Bank") and the Company's wholly owned subsidiaries, LaTex Petroleum, Germany Oil and LaTex/GOC Acquisition ("Borrowers"). In addition, under the new credit facility the Company and the Borrowers refinanced the Company's then existing indebtedness to the Company's former principal lender. The Company and its wholly owned subsidiary, ENPRO, have guaranteed the obligations of the Borrowers under the Credit Agreement. The Agreement was subsequently amended in October, 1995, to include the Sackett acquisition. The credit agreement consists of an initial loan of $23,000,000 for the purposes of refinancing the borrower's existing indebtedness partially funding the acquisition of the Germany Oil and Enron interests (including funding the cash portion of the consideration paid pursuant to the exchange offer) and for working capital and secondly up to $2,000,000 of additional financing for approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the borrowers to the bank as security for the loans under the credit agreement. The Amended Credit Agreement increased the total available borrowing capacity to $28.2 million to include the Sackett acquisition. At April 30, 1996, outstanding advances totaled $22,580,192. Principal on any loans under the amended credit agreement is repayable in minimum monthly installments of $322,500 plus an additional payment equal to the positive difference, if any, between the net proceeds from borrower's oil and gas production times a variable dedicated percentage and the minimum monthly payment. All unpaid principal and accrued interest under the credit agreement is due March 31, 2000. Currently all advances under the credit agreement are maintained as LIBOR rate loans at an interest rate of 9.6%. The Company's indebtedness to the bank under the credit agreement is secured by mortgages on all the Company's producing oil and gas properties and pledges of the stock of the Company's subsidiaries.

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

The Amended Credit Agreement contains affirmative and negative covenants which impose certain restrictions and requirements on the Company, including: limitations on the amount of additional indebtedness the Company or the Borrowers may incur; prohibition against payment by the Company or Borrowers of cash dividends; requirements that the Borrowers maintain a current ratio (current assets to current liabilities) of at least 1.0 to 1.0, tangible net worth of at least $5.0 million; limitations on the ability of the Company and Borrowers to sell assets or to merge or consolidate with or into any other person; and requirements that the Company maintain a consolidated current ratio of at least 1.0 to 1.0 and consolidated tangible net worth of at least $10 million. The requirement that no less than $500,000 in cash equivalent investments on hand at any given time, and no less than $500,000 in working capital has been waived and replaced with a Trance C Revolving Loan which makes available to the Company amounts up to $300,000 to handle short-term cash commitments. The loan is due and payable within 60 days and additional reborrowings will be available seven days after the date of payment in full. Effective May 28, 1996 the Lenders Commitment to make available $300,000 of the Tranche C Commitment as a Tranche C Revolving Loan as indicated in the Credit Agreement has been terminated. No outstanding obligations are due and payable under the Tranche C. Loan. At July 31, 1995 the Company was not in compliance with certain covenants. The Bank waived these events of default by the Company through January 31, 1996 but subsequent to that time have not issued any additional waivers of default.

The Company recently entered into an investment banking relationship with Rauscher, Pierce and Clark, Inc. and Rauscher, Pierce and Clark, Limited (collectively "RP&C") to assist the company in accessing capital markets and to develop a comprehensive financial plan for the continued growth of the Company. The Company is continuing to work with R P & C to finalize its financial plan.

The Company believes that, through sales of non-strategic properties and cash flow from operations, it should be able to meet its anticipated capital requirements for the foreseeable future for its domestic operations. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and the prices of oil and gas, there can be no assurance that the Company's capital resources will be sufficient to maintain currently planned levels of capital expenditures. Nor can there be any assurance that the Company will continue to be able to sell non-strategic properties at favorable prices.


Seasonality
- -----------

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

Inflation and Prices
- --------------------

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

                                    PART II

                               OTHER INFORMATION

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
         -----------------

Northern Natural Gas company v. LaTex Resources, Inc., 152nd District Court of
- ----------------------------------------------------
Harris County, Texas, Case NO. 94-049766. On October 20, 1995, the Company filed a Motion for Leave to File Third-Party Action against Panda Resources, Inc. ("Panda") (the "Motion"). Pursuant to the Settlement Agreement between the Company, Panda, LaTex Petroleum, Torch Energy Marketing, Inc., Nuevo Liquids, Inc., Steve Wilson, and Wilson, Tucker & Associates referenced above, the Company has agreed to withdraw the Motion. In return, Panda and Torch have agreed to produce certain documents and witnesses in the litigation. Settlement negotiations between the Company and Northern Natural Gas Company continue.
Both Companies have agreed to a settlement in principle with the execution of a confidential letter of Intent which is subject to further agreements to be executed by the parties. Subsequent to the end of the quarter these agreements were executed and the litigation has been settled.


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


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

     SEC
     Exhibit
     No.                             Description of Exhibits
     ---                             -----------------------

     (2) Plan of Acquisition, Reorganization, Arrangement Liquidation or Succession
                                -------------------------------------

                                Not Applicable.

     (4)                        Instruments Defining the Rights of Security
                                Holders, Including Indentures
                                -----------------------------

                                Not Applicable.

     (10)                       Material Contacts
                                -----------------

                                Not Applicable.

     (11)                       Statement re Computation of Per-Share
                                -------------------------------------
                                Earnings
                                --------

                                Not Applicable.

     (15)                       Letter re Unaudited Interim Financial
                                -------------------------------------
                                Information
                                -----------

                                Not Applicable.

     (18)                       Letter re Change in Accounting Principles
                                -----------------------------------------

                                Not Applicable.

     (19)                       Report Furnished to Security Holders
                                ------------------------------------

                                Not Applicable.

     (22)                       Published Report Regarding Matter submitted
                                -------------------------------------------
                                to Vote of Security Holders
                                ---------------------------

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

     (99)                       Additional Exhibits
                                -------------------

                                Not Applicable.

*Filed Herewith.

     (b)  Reports on Form 8-K
          --------------------

          On December 7, 1995, the Company filed Amendment No. 1 to Current Report of Form 8-k which amended Item 7 of the Company's Current Report on Form 8-K filed on May 11, 1995 to include audited financial statements of Germany Oil Company and pro forma financial information, all relating the Company's acquisition of Germany Oil Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LaTex Resources, Inc.



                                    By: /s/ John L. Cox
                                        -----------------------------------
                                        John L. Cox, Vice President
                                        and Chief Financial Officer


Date:  June 14,1996