Form 10-K
period 1996-07-31
LATEX RESOURCES INC
filed 1996-12-20
CIK 754881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1996
                                      or
   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                        Commission file number 0-13399

                             LATEX RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                               73-1405081
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

         4200 East Skelly Drive
             Suite 1000
          Tulsa, Oklahoma                               74135
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (918) 747-7000

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                       Name of Each Exchange on Which Registered
      -------------------                       -----------------------------------------
Common Stock, $0.01 par value per share                  Pacific Stock Exchange
Common Stock Purchase Warrants                           Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     ------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          The aggregate market value of the Registrant's voting stock held by non-affiliates as of October 25, 1996 was approximately $4,830,888 (based upon the average of the high bid and closing asked prices on such date).

          On October 25, 1996 there were 19,805,495 shares of the Registrant's common stock issued and outstanding.

                      Documents Incorporated by Reference
                                     NONE


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LATEX RESOURCES, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED JULY 31, 1996

           --------------------------------------------------------
                               TABLE OF CONTENTS
                                PART I

                                                                                                    Page
                                                                                                    ----
Item 1.    Business.................................................................................   3
Item 2.    Properties...............................................................................   3
Item 3.    Legal Proceedings........................................................................  21
Item 4.    Submission of Matters to a Vote of Security Holders......................................  23

                                         PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters....................  23
Item 6.    Selected Financial Data..................................................................  24
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................................  26
Item 8.    Financial Statements and Supplementary Data..............................................  37
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................  38

                                         PART III


Item 10.   Directors and Executive Officers of the Registrant.......................................  38
Item 11.   Executive Compensation...................................................................  40
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................  46
Item 13.   Certain Relationships and Related Transactions...........................................  48

                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K.............................................................................  49
           Signatures...............................................................................  61


     Certain statements in this Report under the captions "Item 1. Business and
Item 2. Properties" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual result, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; oil and gas and other industry conditions and trends, including supply and demand; fluctuations in the prices for oil, gas and refined products; competition; import protection and regulation (including the implementation of the World Trade Organization and North American Free Trade Agreement; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of debt and equity capital; business abilities and judgment of personnel; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced in this Report. See "Item 1. Business and Item 2. Properties - Cautionary Statement and Risk Factors."

     Without limiting the foregoing, as disclosed in "Item 1. Business and
Item 2. Properties--Proposed Merger with Alliance Resources Plc," the Company has entered into an Agreement and Plan of Merger with Alliance Resources PLC ("Alliance") pursuant to which the Company will merge (the "Merger") with a wholly-owned subsidiary of Alliance. Pursuant to the Merger, two of the current directors of the Company will become directors of Alliance, but the management of the combined companies will otherwise consist of the current management of Alliance. Statements made in this Report concerning future drilling, acquisitions, budgets, spending, capital needs, operating plans and other activities are made on behalf of the current management of the Company and will not be indicative of the plans of the new management or activities of the combined companies in the event the Merger is completed.

                                    PART I

Item 1.   Business and Item 2. Properties.

          As used in this Form 10-K:

          "Mcf" means thousand cubic feet, "MMcf" means million cubic feet and "Bcf" means billion cubic feet. "Mcfe" means thousand cubic feet equivalent, "MMcfe" means million cubic feet equivalent and "Bcfe" means billion cubic feet equivalent. "Bbl" means barrel, "MBbls" means thousand barrels and "MMBbls" means million barrels. "BOE" means equivalent barrels of oil and "MBOE" means thousands equivalent barrels of oil. Unless otherwise indicated herein, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 (degrees) Fahrenheit. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil.

          The term "gross" refers to the total leasehold acres or wells in which the Company has a working interest. The term "net" refers to gross leasehold acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

          "Proved reserves" are estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. "Proved developed reserves" are those reserves which are expected to be recovered through existing wells with existing equipment and operating methods. "Proved undeveloped reserves" are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

          The term "oil" includes crude oil, condensate and natural gas liquids.

          Unless the context requires otherwise, all references to the "Company" include LaTex Resources, Inc., and its consolidated subsidiaries including, LaTex Petroleum Corporation ("LaTex Petroleum"), LaTex/GOC Acquisition, Inc. ("GOCA"), Germany Oil Company, formerly known as LRI Acquisition, Inc. ("Germany"), ENPRO, Inc. ("ENPRO"), Phoenix Metals, Inc. ("Phoenix Metals"), and LaTex Resources International, Inc. ("LaTex Resources International").

The Company

          LaTex Resources, Inc. ("the Company") is an independent oil and gas company primarily engaged in the acquisition of producing oil and gas properties which possess the potential for increased value through exploitation and development. The Company seeks to realize such potential through workovers, recompletions, secondary recovery operations, and the drilling of development or infill wells. The Company is also engaged in the purchase and marketing of crude oil and natural gas and the exploration and development of non-producing oil and gas properties.

          The Company owns and operates producing oil and gas properties located in 12 states, with proved reserves located primarily in the states of Mississippi, Louisiana, Oklahoma, Texas, and Alabama. Since July 31, 1991, the Company has acquired approximately 4,500 MBbls of crude oil and 25.8 Bcf of natural gas reserves involving total capital expenditures of approximately $30,840,000 for an average acquisition cost of $3.50 per BOE. Daily gross production from 156 wells operated by the Company in these states currently averages approximately 1,055 Bbls of oil and 7,600 Mcf of gas. The Company also owns interests in 342 producing wells and units in the same states which are operated by others. Daily gross production from both operated and non-operated wells, net to the Company's interest, currently averages approximately 1,000 Bbls of oil and 8,000 Mcf of gas from a total of 95 net wells.

          From the end of its first year of oil and gas operations in 1987, the Company's proved reserves have grown from 10 MBOE to 11,048 MBOE at July 31, 1996. At July 31, 1996, the Company's proved reserves were 6,353 MBbls of oil and 28.2 Bcf of gas. The Company has increased its average net daily production from two Bbls of oil during 1987 to 1,000 Bbls of oil and 8,000 Mcf of gas at July 31, 1996. See "Item 1. Business and Item 2. Properties - Reserves."

          The Company has agreed to sell approximately 400 non-strategic oil and gas properties for total consideration of approximately $1,526,000, before adjustments. The oil and gas reserve analysis, well count, acreage summaries and other data included in this Item I. Business and Item 2. Properties for the year ended July 31, 1996 do not include these properties.

Historical Background

          The Company's predecessor was incorporated as a Texas corporation in 1981 under the name Video Science Technology, Inc. ("VSTI") and was initially organized to research, develop and market specialized video systems and products pertaining to medical, petroleum and low power television applications. By 1988, substantially all of VSTI's original businesses had been terminated and VSTI had become substantially inactive.

          In December 1991, Jeffrey T. Wilson ("Wilson"), James G. Borem ("Borem") and Dewitt C. Shreve ("Shreve"), agreed to exchange (the "LaTex Exchange Transaction") all outstanding shares of common stock of LaTex Petroleum Corporation, an Oklahoma corporation ("LaTex Petroleum"), for a total of 7,000,000 newly issued shares of VSTI's common stock representing approximately 61% of VSTI's resulting issued and outstanding common stock. As a result, LaTex Petroleum became a wholly owned subsidiary of VSTI. VSTI moved its principal offices from Dallas, Texas to its current offices located in Tulsa, Oklahoma and Messrs. Borem, Wilson and Shreve were elected the Directors and executive officers of VSTI. As a result of the LaTex Exchange Transaction, VSTI resumed operation through its wholly-owned subsidiary, LaTex Petroleum, in the business of acquisition of producing oil and gas properties and exploration for and production of oil and gas.

          In May 1992, VSTI was merged (the "Reincorporation Merger") with and into the Company (which had been formed as a wholly-owned subsidiary of VSTI solely for the purpose of effecting the Reincorporation Merger). As a result of the Reincorporation Merger, the state of incorporation of the Company was changed from Texas to Delaware and the name of the Company was changed from
"Video Science Technology, Inc." to "LaTex Resources, Inc.".   Each outstanding
share of stock of VSTI was converted into one share of stock of the Company and the existing shareholders of VSTI automatically became shareholders of the Company. The Reincorporation Merger did not result in any change in the physical location, business, management, or financial condition of the Company.

          In November 1992 the Company completed a public offering of 1,125,000 units, each unit consisting of one share of common stock and two redeemable Stock Purchase Warrants to purchase one share of common stock. The purchase price for the units under the offering was $3.70 per unit. Net proceeds to the Company from the offering, approximately $4,226,063, were used to pay off the Company's then existing bank debt and for working capital.

Proposed Merger With Alliance Resources Plc

          The Company has entered into an Agreement and Plan of Merger ("Alliance Merger Agreement") dated August 12, 1996 with Alliance Resources Plc, a company organized under the laws of the United Kingdom ("Alliance"), pursuant to which the Company will merge ("Alliance Merger") with a wholly-owned U.S. subsidiary of Alliance.

          Under the terms of the Alliance Merger Agreement and after giving effect to a 1 for 40 reverse stock split to be completed by Alliance, the holders of the Company's common stock will receive 0.8806 ordinary shares of Alliance for each share of such common stock, the holders of the Company's Series A Convertible Preferred Stock will receive 2.6445 ordinary shares of Alliance for each share of such Series A Convertible Preferred Stock, and the holders of the Company's Series B Senior Convertible Preferred Stock will receive 5.8709 ordinary shares of Alliance for each share of such Series B Senior Convertible Preferred Stock. Following the Alliance Merger, the holders of the Company's common and preferred stock will own, as a group, approximately 72% of the issued and outstanding ordinary shares of Alliance and the Company will become a wholly-owned subsidiary of Alliance. Holders of outstanding warrants to purchase shares of the Company's common stock will receive from Alliance replacement warrants to purchase shares of Alliance ordinary shares on substantially the same terms.

          Under the terms of the Alliance Merger Agreement, the Company is required to dispose of its interests in its unconsolidated affiliates Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. ("LaTex Resources International") and Phoenix Metals, Inc. ("Phoenix Metals"). Effective July 31, 1996, the Company has written off its $2,372,452 investment in Wexford, its $1,797,378 investment in Imperial, and its $3,446,795 investment in LaTex Resources International (which includes $2,491,299 in dry hole costs and $955,496 in abandonments relating to the Company's investments in Tunisia and Kazakhstan, respectively). Effective July 31, 1994, the Company wrote off
its $222,918 investment in Phoenix Metals.   The Company has entered into a
Purchase Agreement with Imperial pursuant to which the Company will sell its interests in Wexford, Imperial, LaTex Resources International and Phoenix Metals to Imperial for 100,000 shares of the Company's common stock. See "Exploration and Development", "Other Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger With Alliance Resources Plc."

          Pursuant to the Alliance Merger, two of the current directors of the Company will become directors of Alliance, but the management of the combined companies will otherwise consist of the current management of Alliance. Statements made in this Report concerning future drilling, acquisitions, budgets, spending, capital needs, operating plans and other activities are made on behalf of the current management of the Company and will not be indicative of the plans of the new management or activities of the combined companies in the event the Merger is completed.

Cautionary Statement and Risk Factors

          Cautionary Statement Regarding Forward-Looking Statements.  In the
          ---------------------------------------------------------
interest of providing the Company's shareholders and potential investors with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Report contain or are based on the Company's projections or estimates of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic and financial performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

          Although any forward-looking statements contained in this report or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: volatility of oil and gas prices; product supply and demand; market competition; risks inherent in the Company's oil and gas operations both domestic and foreign; imprecision of reserve estimates; the Company's ability to replace and expand oil and gas reserves; the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations; the Company's ability to access external sources of debt and equity capital; and such other risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date of this report, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

            History of Losses; Accumulated Deficit.  For the fiscal years ended
            --------------------------------------
July 31, 1996, 1995 and 1994, the Company incurred net losses of $10,230,783, $2,491,342 and $423,341 respectively. At July 31, 1996, the Company had an accumulated deficit of $11,747,860 and its working capital deficit was $28,420,291.

It is expected that the Company will continue to experience losses and that, in order to achieve profitability and generate cash flow, it will be dependent upon acquiring additional debt or equity capital and acquiring or developing additional oil and gas properties. There can be no assurance that the Company will be able to do so. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

          Limited Available Capital; Need for Additional Financing.  Without
          --------------------------------------------------------
raising additional capital, the Company will be unable to acquire additional producing oil and gas properties and its ability to develop its existing oil and gas properties will be limited to the extent of available cash flow. Accordingly, in order for the Company to achieve its business objective and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional capital or enter into joint oil and gas development arrangements. Management intends to fund future acquisitions and develop its oil and gas reserves using cash flow from operations as well as borrowings, public and private sales of debt and equity securities and joint oil and gas development arrangements, among other possible sources. The Company estimates that it will need approximately $800,000 of capital to develop its undeveloped oil and gas reserves during the year ended July 31, 1997 and an additional $1,000,000 to develop such reserves during the following year. The Company expects to obtain these funds from cash flow, the proceeds from the sale of certain non-strategic oil and gas properties, and additional borrowings. The Company has no present arrangements for future borrowings and its cash flow from operations is not expected to be adequate to provide the funds needed for these purposes. Although the Company has agreed to sell certain non-strategic oil and gas properties for approximately $1.5 million, before adjustments, there can be no assurance that this transaction or other sources will provide funds in sufficient amounts to allow the Company to successfully implement its present business strategy of additional oil and gas property acquisitions or the development of its existing oil and gas reserves. The Company has no present arrangements to raise additional capital from the sale of its securities or joint development arrangements. No assurance can be given as to the availability or terms of any such additional financing or joint development arrangements or that such terms as are available may not be dilutive to the interests of the Company's shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

          Credit Facility Covenants and Restrictions.  The Company currently
          ------------------------------------------
owes approximately $22,206,707 under its credit facility with the Company's principal bank. The interest rate on the indebtedness is, at the option of the Company, either the lending bank's base interest rate plus 1% or up to 2% (based on the principal balance outstanding) over the rate for borrowing dollars by the lending bank in the London Interbank market. The principal must be amortized at the rate of $365,000 per month with the entire outstanding balance due March 31, 2000. The credit facility is secured by first mortgages on all of the Company's oil and gas properties. The loan agreement relating to the credit facility contains various affirmative and negative covenants including, among others, the requirements that the Company maintain certain ratios of current assets to current liabilities, minimum tangible net worth, restrictions on selling, general and administrative expenses and the payment of dividends. Material breaches of these or other covenants which are not cured or waived could result in a default under the loan agreement resulting in this indebtedness becoming immediately due and payable and empowering the lender to foreclose against the collateral for the loan. The Company has been in default under various affirmative and negative covenants of the loan agreement with its principal bank with respect which the bank agreed to not take any action before November 29, 1996. The Bank has indicated its willingness to extend its agreement to forbear any action on the Company's default through February 28, 1997. If the Company cannot cure its default, the bank could declare the balance due and foreclose on the Company's oil and gas properties. Under such circumstances the Company's shareholders could lose their entire investment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity".

          Industry Conditions; Impact on Company's Profitability.  The
          ------------------------------------------------------
profitability and revenues of the Company are dependent, to a significant extent, upon prevailing market prices for oil and gas. In the past, oil and gas prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Such factors include supply and demand, political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Crude oil and natural gas prices have increased significantly over the past 12 months. Any decline from current oil or gas prices would have a material adverse effect on the Company's revenues and operating income and might, under certain conditions, require a write-down of the book value of the Company's oil and gas properties. If such declines were severe enough, they could result in a reduction in the Company's borrowing base under its credit facility with its principal bank and could require the sale of some of its properties under unfavorable market conditions or require the Company to seek additional debt or equity capital. There can be no assurance that the Company could, if the need arose, effect any sale of its debt or equity securities on terms acceptable to the Company or on terms which would not be dilutive to the Company's shareholders. See "Marketing".

          Acquisition Strategy.  The Company must acquire producing properties
          --------------------
or locate and develop new oil and gas reserves to replace those being depleted by production. Without acquisition of producing properties or successful drilling and exploration activities, the Company's reserves and revenues will decline. In particular, the Company's principal producing properties are characterized by a high initial production rate, followed by a steep decline in production. Subject to the availability of the required capital, the Company intends to seek to acquire additional producing oil and gas properties. No funds are currently available for this purpose. Although the Company engages in discussions regarding the acquisition of additional properties on a regular basis, as of the date of this report the Company has no agreements or understandings to acquire any other properties and there can be no assurance that the Company will be able to identify and acquire additional producing oil and gas properties that will prove to be profitable to the Company. The process of integrating acquired properties into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of management's attention and the Company's resources. In connection with acquisitions, the Company could become subject to significant contingent liabilities arising from the activities of the acquired properties to the extent the Company assumes, or an acquired entity becomes liable for, unknown or contingent liabilities or in the event that such liabilities are imposed on the Company under theories of successor liability. See "Acquisition Activities," "Exploitation Activities" and "Production".

          Reliance on Estimates of Proved Reserves; Depletion of Reserves.
          ---------------------------------------------------------------
There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this report represents estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates by other engineers might differ from those included in this report. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. This report contains estimates of the Company's proved oil and gas reserves and the projected future net revenue therefrom, which have been prepared by an independent petroleum engineering firms. Actual future production, oil and gas prices, revenue, capital expenditures, taxes and operating expenses may vary substantially from those assumed in making estimates, and the Company's reserves may be subject to material upward or downward revision and the rate of production from oil and gas properties declines as reserves are depleted. In addition, the Company's ability to develop its reserves will be dependent upon the timely availability of financing for this purpose without which the Company's ability to produce the projected amounts of oil and gas will be adversely affected thereby adversely affecting the projected future net revenue. See "Reserves".

          Dependence on Other Operators.  With respect to wells not to be
          -----------------------------
operated by the Company in which it owns a working interest, the independent operators are, in some cases, privately-held companies who may have limited financial resources. If a third party operator experiences financial difficulty and fails to pay for materials and services in a timely manner, the wells operated by such third party operators could be subject to material and workmen's liens. In such event, the Company would incur costs in discharging such liens. However, the Company has no reason to believe that its current operators are experiencing significant financial difficulties.

          Reliance on Key Personnel.  The Company is dependent upon the services
          -------------------------
of its President, Jeffrey T. Wilson, its Vice President and Chief Financial Officer, John L. Cox, its Vice President of Operations, Robert L. Hull, and its Vice President of Exploration, John W. Heinsius. The loss of their services could have a material adverse effect upon the Company. The Company does not have employment agreements with Messrs. Wilson, Cox, Hull or Heinsius. The Company does not maintain insurance on the lives of

Messrs. Wilson, Cox, Hull or Heinsius. See "Item 10. Directors and Executive Officers of the Registrant."

          Competition.  The oil and gas industry is highly competitive.  The
          -----------
Company competes with major integrated and independent oil and gas companies in acquiring properties. Many competitors have resources substantially exceeding the resources of the Company. See "Competition".

          Operational Hazards, Environmental Concerns, Insurance and Government
          ---------------------------------------------------------------------
Regulation.  The oil and gas industry involves a number of operating risks, such
----------
as the risks of fire, blowouts, explosions, cratering, pipe failure, casing collapse and abnormally pressured formations, the occurrence of any of which could materially and adversely affect the Company. The business is also subject to environmental hazards including oil and saltwater spills, gas leaks, ruptures and discharges of toxic gases. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. As the owner of working interests in its oil and gas properties, the Company bears its proportionate share of the obligations and liabilities arising out of the exploration and development of those properties. Generally, owners of working interests in oil and gas properties are jointly and severally liable for all such obligations and liabilities. As a result, there exists a risk that the Company could become liable for amounts in excess of its proportionate share of such obligations and liabilities, although generally the Company would have a right of contribution against the other working interest owners. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks and some, but not all of such losses. The occurrence of such an event not fully covered by insurance could have a material adverse effect on the financial position and operations of the Company. The Company maintains insurance against some, but not all, potential risks, and does not carry insurance covering environmental impairment liabilities. The Company can provide no assurance that the insurance it carries will be adequate to cover any loss or exposure to liability, or that such insurance will continue to be available on terms acceptable to the Company. See "Operational Hazards and Insurance".

          Effect of Warrants and Convertible Preferred Stock Outstanding.  The
          --------------------------------------------------------------
Company has outstanding (i) warrants which provide for the purchase of an aggregate of 3,034,750 shares of common stock at prices ranging from $0.75 to $4.44 per share, (ii) shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") convertible into an aggregate of 1,350,835 shares of common stock, if calculated as of July 31, 1996, and (iii) shares of Series B Senior Convertible Preferred Stock ("Series B Preferred Stock") convertible into an aggregate of 3,200,167 shares of common stock, if calculated as of July 31, 1996. Issuances of shares of the Company's common stock upon exercise of warrants or conversion of shares of preferred stock will have a dilutive effect on the Company's shareholders by decreasing their percentage ownership in the Company.

          Registration Rights.  The holders of the outstanding shares of the
          -------------------
Company's Series A Preferred Stock and Senior B Preferred Stock and the holders of warrants to purchase up to 305,000 shares of the Company's common stock have the right to either require the Company to register shares of the Company's common stock issuable upon conversion of such preferred stock or exercise of such warrants under the Securities Act of 1933 ("Securities Act") or to have such shares included in any registration statement filed by the Company, subject to certain limitations, to enable a public sale of those shares. In the event the holders of a material amount of such shares should seek to have their shares registered for sale under the Securities Act, these obligations could result in considerable expense to the Company and the effect of the offer and sale of such shares may be to depress the market price for the Company's common stock. Compliance with these obligations may also interfere with the Company's ability to raise additional capital when required.

          Authorization and Discretionary Issuance of Preferred Stock; Anti-
          -----------------------------------------------------------------
takeover Provisions.  The Company's Certificate of Incorporation authorizes the
-------------------
issuance of preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of holders of the Company's common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent shareholders from receiving a premium for their shares over the then-current market prices. Although the Company has no present intention to issue any additional shares of its preferred stock (other than in payment of dividends on the Series A and Series B Preferred Stock), there can be no assurance that the Company will not do so in the future.

          The Delaware General Corporation Law includes provisions which are intended to encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the Company's Directors rather than pursue non-negotiated takeover attempts. These existing takeover provisions may have a significant effect on the ability of a shareholder to benefit from certain kinds of transactions that may be opposed by the incumbent Directors.

          Qualification Requirements for Nasdaq Securities.  The common stock of
          ------------------------------------------------
the Company is presently quoted on Nasdaq, which is administered by the National Association of Securities Dealers, Inc. (the "NASD"). Until September 4, 1996, the common stock of the Company was also listed on the Pacific Stock Exchange. Effective September 4, 1996, the common stock was delisted by the Pacific Stock Exchange as a result of the failure of the minimum share bid price for the common stock to meet the minimum listing maintenance requirements of the Exchange. For the Company's securities to continue to be eligible for inclusion on Nasdaq, the Company must, among other things, maintain at least $2,000,000 in total assets and have at least $1,000,000 of capital and surplus and the bid price of the common stock must be at least $1.00 per share, provided, however, that, if the Company's stock falls below such minimum bid price, it will remain eligible for continued inclusion if the market value of the public float is at least $1,000,000 and the Company has at least $2,000,000 in capital and surplus. While the Company presently meets the NASDAQ required standards, there can be no assurance that it will continue to be able to do so. If this should occur, trading, if any, in the common stock would then continue to be conducted in the over-the-counter market on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what are commonly referred to as "pink sheets." As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Company's securities cease to be quoted on Nasdaq and the Company fails to meet certain other criteria, those securities would be subject to a Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, if the Company's securities were no longer quoted on Nasdaq, the rule may affect the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in the secondary market. See "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters."

          Dividends Unlikely.  The Company has never declared or paid dividends
          ------------------
on its common stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company's credit facility contains a provision which prohibits the payment of dividends except for dividends on its shares of Series A and Series B Preferred Stock payable in the form of additional shares of Series A and Series B Preferred Stock.

          Government Regulation.  The Company's business is subject to extensive
          ---------------------
federal, state and local laws and regulations relating to the exploration for, development, production, marketing and transmission of oil and gas, as well as environmental and safety matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance with such requirements. The states of Oklahoma, Texas and Louisiana have recently adopted revisions to their production allowable rules under which they regulate the quantities of natural gas which producers may produce within their respective borders. The state of Kansas is considering similar revisions to their allowable rules. Legislation has recently been introduced in the United States Congress to restrict the ability of states to regulate the production of natural gas. It is impossible at this time to determine the effect, if any, these developments may have on the natural gas industry as a whole. The Company does not believe these developments will materially affect its operations. There is no assurance that federal, state or local laws and regulations enacted in the future will not adversely affect the Company's ability to explore for, produce and market oil and natural gas. See "Regulation" and "Recent and Proposed Legislation."

Business Strategy

          The Company's business strategy has been and will continue to be to increase shareholder value through the acquisition of producing oil and gas properties and exploitation of those properties to maximize production and ultimate reserve recovery. The Company's growth strategy focuses on the technical expertise of its management and employees to evaluate acquisitions and to exploit the development potential of each oil and gas property through recompletions, workovers, cost reduction measures or marketing efforts.

Acquisition Activities

          Historically, the Company has allocated a substantial portion of its capital expenditures to the acquisition of producing oil and gas properties. From July 31, 1991 through July 31, 1996, the Company completed 12 acquisitions of oil and gas properties, involving total acquisition costs of approximately $30,840,000 and resulting in an average reserve replacement cost of approximately $3.50 per BOE. During the year ended July 31, 1996, the Company completed the acquisition of approximately 15 oil and gas properties from Sackett Oil Company for a purchase price of approximately $2,900,000. A portion of these properties were subsequently sold by the Company for approximately $2,800,000.

          To the extent that it has the capital resources to do so, the Company intends to continue to pursue a business strategy that emphasizes reserve additions through acquisitions. The Company may utilize any one or a combination of lines of credit with banks, public and private sales of debt and equity securities, joint oil and gas development arrangements and internally-generated cash flow to finance its acquisition efforts. No assurance can be given that sufficient external or internal funds will be available to fund the Company's desired acquisitions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company may also use, where appropriate, its equity securities as all or part of the consideration for such acquisitions.

          Prospective acquisitions are evaluated by the Company's management. After the acquisition of oil and gas properties, management generally develops a reservoir depletion plan to maximize production rates, ultimate reserve recovery and cash flow generation. Such plans consider field operating procedures, workovers, recompletions, secondary recovery implementation, additional drilling and such other procedures as the situation dictates.

          The Company does not have a specific budget for the acquisition of oil and gas properties since the timing and size of acquisitions are difficult to forecast. However, the Company is constantly reviewing acquisition possibilities.

Exploitation Activities

          The Company concentrates its acquisition efforts on proved producing properties which demonstrate a potential for significant additional development through workovers, behind-pipe recompletions, secondary recovery operations, the drilling of development or infill wells, and other exploitation activities which the Company may find appropriate. The Company has pursued an active workover and recompletion program on the properties it has acquired and intends to continue its workover and recompletion program in the future as properties acquired warrant. In connection with oil and gas property acquisitions, properties are reviewed and evaluated by the Company with a view toward taking the appropriate actions to maximize production. Such actions may include repair or replacement of equipment or more extensive efforts such as recompletion in a different producing zone or implementation of secondary recovery operations.

          The expenditures required for the Company's workover and recompletion program have historically been financed, and it is expected that they will continue to be financed, by borrowings and internally generated funds.

Production

          The Company owns and operates producing properties located in 12 states, with its proved reserves located primarily in the states of Mississippi, Louisiana, Oklahoma, Texas, and Alabama. The Company continuously evaluates the profitability of its oil, gas and related activities and has a policy of divesting itself of unprofitable oil and gas properties or areas of operation that are not consistent with its operating philosophy.

          The Company operates 156 producing wells in these areas and also owns non-operated interests in 342 producing wells and units. Oil and gas sales from the Company's producing oil and gas properties accounted for substantially all of the Company's revenues for the years ended July 31, 1994, 1995, 1996, respectively.

          The following summarizes the Company's principal areas of oil and gas production activity.

          South Carlton Field, Alabama.  The South Carlton Field is located in
          ----------------------------
Clarke and Baldwin Counties in southwest Alabama. The Company operates 56 active producing oil wells and three water injection wells. Production is from the Massive and Pilot sands of the Tuscaloosa Formation with daily gross production being approximately 380 Bbls of oil. Based on the production history of certain infill wells previously drilled in this field and an extensive geological and engineering review, the Company believes that additional infill drilling potential exists for the Tuscaloosa reservoirs. Net proven reserves to the Company as of July 31, 1996 are 4,217.3 MBbls of oil.

          Black Warrior Basin, Mississippi and Alabama.  The Company owns
          --------------------------------------------
operated and non-operated working interests in 145 wells (55 operated and 90 non-operated) in Lamar, Fayette and Pickens Counties, Alabama and Lee and Chickasaw Counties, Mississippi. Production from these wells are from multiple sandstones of Mississippian age and range in depth from approximately 1,900 feet to 4,600 feet. Net proven reserves to the Company as of July 31, 1996, are 30.8 MBbls of oil and 10,733.2 MMcf of gas.

          War-Wink South/East Quito Fields, Texas.  The Company owns non-
          ---------------------------------------
operated working interests in 45 active wells operated by Texaco, Chevron, Enron and BC Operating in the War-Wink South and East Quito Fields in Ward County, Texas. These fields produce from the Fusselman, Atoka, Wolfcamp and Cherry Canyon Formations at depths ranging from 6,200 feet to 17,500 feet. Based upon review of geological and engineering data, the Company believes that additional behind pipe and infill drilling potential exists on these properties. Net proven reserves to the Company as of July 31, 1996 are 100.2 MBbls of oil and 2,165.2 MMcf of gas.

          Wolf Mountain Field, Colorado.  The Company operates one well in the
          -----------------------------
Wolf Mountain Field in Routt County, Colorado. The well produces oil at a daily rate of 28 Bbls from the Niobrara reservoir at a depth of approximately 5,500 feet. Additional potential exists behind the pipe to recomplete the well to other undrained sections of the reservoir. Net proven reserves to the Company as of July 31, 1996 are 662.4 MBbls of oil.

          Perkins Field, Louisiana.  The Company operates seven active wells in
          ------------------------
the Perkins Field which produce crude oil on gas lift from various Miocene sands at depths ranging from approximately 6,000 to 7,500 feet. The Perkins field is a multiple reservoir structural feature which is nearing the later stages of depletion. Net proven reserves to the Company as of July 31, 1996 are 236.3 MBbls of oil.

          Tinsley Field, Mississippi.  The Tinsley Field is located in Yazoo
          --------------------------
County in north central Mississippi and produces from a series of Selma-Eutaw sands of Upper Cretaceous age. The Company operates five active wells and two water injection wells in the field having a daily gross production of approximately 85 Bbls of oil. Through extensive mapping and engineering work, the Company believes that significant additional oil reserves may remain in various Eutaw sand and in the underlying Tuscaloosa sand which has not been extensively tested in the field. Net proven reserves to the Company as of July 31, 1996 are 282.2 MBbls of oil.

          Bolton Field, Mississippi.  The Bolton Field is located in Hinds
          -------------------------
County in west central Mississippi.

The Company operates two wells in the field and has non-operated interests in four additional wells. Production is from the Cotton Valley, Sligo, Rodessa and Mooringsport Formations. Daily gross production from the operated wells is 425 Mcf of gas and 20 Bbls of oil. Based on a review of the field data, the Company believes that significant behind pipe potential exists in several of the wells. Net proven reserves to the Company as of July 31, 1996 are 36.6 MBbls of oil and
768.9 MMcf of gas.

          Ozona Field, Texas.  The Ozona Field is located in Crockett County in
          ------------------
west Texas. The Company owns non-operated working interests in 24 wells which produce from the Cisco and Canyon sand reservoirs. Net proven reserves to the Company as of July 31, 1996, are 1.0 MBbls of oil and 969 MMcf of gas.

          Turtle Bayou/Deer Island Fields, Louisiana.  These fields are located
          ------------------------------------------
in Terrebonne Parish, Louisiana. Production is from multiple sands, predominantly in the normal pressured upper and middle Miocene. The Company owns non-operated working interests in six producing wells. Based on geological and engineering data, the Company believes that additional development potential exists within the field. Net proven reserves to the Company as of July 31, 1996, are 7.0 MBbls of oil and 806 MMcf of gas.

          Springhill Field, Arkansas.  The Springhill Field is located in
          --------------------------
Columbia County, Arkansas. The Company owns royalty interests in five wells operated by Sonat which produce from the Haynesville formation at a combined rate of 16.5 MMCf of gas and 335 Bbls of oil per day. Net proven reserves to the Company as of July 31, 1996 are 10 MBbls of oil and 667.7 MMcf of gas.

          GOM State Tract 904 Field, Texas.  The GOM State Tract 904 Field is
          --------------------------------
located in offshore waters of Nueces County, Texas. The Company owns interests in two wells operated by National Energy Group which produce from the Frio sands at a combined rate of 80 Bbls of oil and 1150 Mcf of gas per day. Net proven reserves to the Company as of July 31, 1996 are 14.6 MBbls of oil and 560.1 MMcf of gas.

Marketing

          The availability of a market for oil and gas produced or marketed by the Company is dependent upon a number of factors beyond its control which at times cannot be accurately predicted. These factors include the proximity of wells to, and the available capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional taxes upon crude oil or natural gas, or both. In the event a productive gas well is completed in an area that is distant from existing gas pipelines, the Company may allow the well to remain shut-in until a pipeline is extended to the well or until additional wells are drilled to establish the existence of sufficient producing reserves to justify the cost of extending existing pipelines to the area. It appears that the United States is emerging from a period of oversupply of natural gas which has, and may still, cause delays, restrictions or reductions of natural gas production and which has adversely affected gas prices. In addition, increased imports of natural gas from Canada and Mexico have occurred and are expected to continue. Oversupplies of natural gas can be expected to recur from time to time and may result in depressed gas prices and in the gas producing wells of the Company being shut-in.

          Since the early 1970's the supply and market price for crude oil has been significantly affected by policies adopted by the member nations of OPEC. Members of OPEC establish among themselves prices and production quotas for petroleum products from time to time with the intent of manipulating the global supply and price levels for crude oil. In addition, Canada recently revised its laws affecting the exportation of natural gas to the United States. Mexico also continues to fine tune its import/export policies. The oil and gas policies of the United States, Canada and Mexico are impacted by the Canadian/U.S. Free Trade Agreement, the General Agreement on Tariffs and Trade, and the North American Free Trade Agreement. These factors are expected to increase competition and may adversely affect the price of natural gas in certain areas of the United States. The Company is unable to predict the effect, if any, which OPEC, Canadian and Mexican policies, and emerging international trade doctrines will have on the amount of, or the prices received for, oil and natural gas produced and sold by the Company.

          Changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil and natural gas could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict accurately whether the price of oil and natural gas will rise, stabilize or decline in the future. In an effort to protect the Company against fluctuations in oil and gas prices, the Company has entered into certain commodity hedging arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

          Substantially all of the Company's crude oil and condensate production is sold at posted prices under short term contracts, as is customary in the industry. The most significant purchaser of the Company's oil and gas production (including production sold by the Company's marketing subsidiary, ENPRO) during the year ended July 31, 1996 was ENRON Reserve Acquisition Corp. which accounted for 16% of the Company's oil and gas sales. No other purchaser of crude oil or natural gas during this period exceeded 10% of the Company's oil and gas sales. With respect to losses incurred by the Company as a result of its crude and natural gas price hedging arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity."

          The Company's wholly-owned subsidiary, ENPRO, purchases and resells crude oil and natural gas in Alabama, Colorado, Louisiana, Mississippi, Montana, New Mexico, Oklahoma and Texas. ENPRO currently markets approximately 704 BOE per day to refiners and large resellers. For its services, ENPRO receives a margin which averages approximately 9.75% of gross sales. ENPRO currently markets approximately 969 barrels per day of oil from wells operated by the Company. By aggregating barrels of crude oil purchased by ENPRO from third parties with those purchased by ENPRO from the Company, additional revenues are generated through what the Company believes are improved marketing practices.

          ENPRO owns a crude oil trans-shipment facility in Poyner, Texas approximately 30 miles south of Tyler, Texas. The facility consists of 2,410
barrels of storage capacity on four acres owned by ENPRO.   The terminal was
originally constructed and operated as a crude oil blending facility. The facility is presently inactive.

          The Company's gas production and gathered gas is sold primarily on the spot market or under market sensitive long term agreements with a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers who have the ability to move the gas under firm transportation agreements.

Exploration and Development

          General.  Development drilling opportunities available to the Company
          -------
are largely a result of the Company's acquisition of producing oil and gas properties. Several infill and development locations exist on Company properties currently producing oil and gas. As a result, the Company will continue to evaluate additional opportunities for developmental drilling on its existing properties.

          Exploratory drilling has been minimal to date. In the United States, the Company reviews exploration proposals from other companies and individuals and may from time to time participate in certain ventures where the risk-reward ratio is sufficiently high to warrant capital outlays. The Company does not anticipate generating exploration projects utilizing its own staff at the present time. Consequently, exploratory drilling within the United States will likely only remain a small part of the Company's business.

          Outside the United States, the Company has from time to time pursued foreign exploration concessions which offer limited capital expenditure exposure through the drilling commitment phase. However, the Company's focus in the future will be on domestic oil and gas opportunities.

          Tunisian Prospect.  On June 30, 1993, the Company's wholly-owned
          -----------------
subsidiary, LaTex Resources International, together with Enterprise Tunisienne D'Activities Petroleries, the Tunisian State Oil Company ("ETAP"), ARCO Tunisia, Inc. ("ARCO") and Premier Pict Petroleum Ltd. (formerly Pict Petroleum (Tunisia) Ltd.) ("Premier"), acquired from the Republic of Tunisia a permit (the "Sbiba Permit") for the exploration and production of oil and gas from a 4,936 square kilometer (1,220,000 acres) area (the "Permit

Area") located in north-central Tunisia. The respective participating interests of the parties in the Permit Area are 50% ETAP, 32% ARCO, 10% Premier and 8% LaTex Resources International.

          The seismic acquisition and processing and the geological and geophysical evaluations of the Permit Area began in September 1993. In July 1994, the initial well location was recommended and approved by the Sbiba Operating Committee and wellsite preparation began. The Sbiba #1, scheduled to be drilled to a total depth of 2,500 meters (8,200 feet), was spudded on November 9, 1994. The well encountered unexpected and severe overpressure zones in the Eocene Evaporites resulting in slower than expected drilling rates and ultimately in having to drill a sidetrack hole at 1,343 meters (4,405 feet). A total depth of 2,076 meters (6,810 feet) was reached before having to suspend operations on March 5, 1995 due to overpressure concerns and the presence of natural gas in the wellbore. The objective reservoir, the Albo-Aptian carbonates, was never reached or evaluated and the well was temporarily abandoned. Subsequently, the operator of the project, in response to a request from the Tunisian government, permanently plugged the well and restored the drill site.

          ARCO and Premier have indicated their interest in terminating their participation in the Permit. The Company is currently seeking to locate new participants to acquire the interests of ARCO and Premier. No assurance can be made that new participants willing to acquire the Arco and Premier interests will be found.

          Since inception of the Tunisian project, approximately $13,168,000 has been expended by the participants to date, of which LaTex Resources International's share has been approximately $2,106,880. The Company has insufficient capital to continue its active participation in the project and, effective July 31, 1996, the Company has written off its entire investment in the Sbiba Permit in the amount of $2,491,299.

          Kazakhstan Prospect.  In April 1995, the Company's wholly-owned
          -------------------
subsidiary, LaTex Resources International, agreed to participate, for a 25% interest, in a production sharing service contract to rehabilitate divisions three, four and eight of the Uzen oil and gas field located in the Republic of Kazakhstan, C.I.S. Pursuant to that agreement, the Company agreed to fund the initial $2.5 million of capital on behalf of itself and Edco Drilling Company ("Edco"). The terms of the project were to provide for immediate cash flow to the Company's interest. Subsequently, Delcon Petroleum Development Kazakhstan Limited, L.L.C. ("Delcon"), as operator, entered into a service contract with Uzenmunaigas Production Association ("UMG") to carry out the work. The participants in the project, pursuant to an operating agreement signed in August 1995, include Delcon (47.5%), LaTex International (25%), and Petronet (27.5%). The objective of the Uzen project was to repair, rework and recomplete inactive oil and gas wells in the field utilizing western technology, expertise and capital in order to restore or enhance production from the field. In exchange for providing these services and risk capital, UMG was to advance to the western participants a total of 200,000 metric tons (1.5 million barrels) of crude oil in two increments. The proceeds from the sale of this crude was to be utilized in the rehabilitation project. In addition, the western participants were to have received reimbursement of all capital costs and expenses. UMG and the western participants were to each retain a 50% interest in crude oil production above a base line of approximately 30 barrels of oil per day per well.

          During the first quarter of fiscal 1996, the Company received written notice from both Edco and Delcon that, in their view, the Company was in breach of its agreement with Edco. The Company strongly disagreed with Edco's position since the Company was in compliance with the operating agreement governing the project. In addition, Delcon notified the Company that UMG would seek to further alter the terms of the service contract in a manner which the Company believed would be detrimental to the project's viability. There has been no further progress on, or correspondence between the Company and Delcon or Edco regarding, the Uzen project since the second quarter of fiscal 1996. There can be no assurance that the uncertainties surrounding this project will be resolved in a manner acceptable to the Company.

          Effective July 31, 1996, the Company has written off its entire investment in the Uzen project in the amount of $955,496.

Reserves

          Lee Keeling and Associates, Inc. ("LKA"), the Company's independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves at July 31, 1996. LKA's report covers the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows therefrom. The oil and gas reserve and economic data presented below does not include small interests owned by the Company in approximately 400 operated and non-operated, non-strategic oil and gas properties which the Company has agreed to sell for approximately $1.5 million, before adjustments.

          The quantities of the Company's proved reserves of oil and natural gas presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

          Set forth below are estimates of the Company's net proved reserves and proved developed reserves and the estimated future net revenues from such reserves and the present value thereof based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69. "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues at 10% per annum.

          The following table sets forth estimates of the proved oil and natural gas reserves of the Company at July 31, 1996, as evaluated by LKA.

                           Oil (MBbls)                     Gas (MMcf)
                  -----------------------------  ------------------------------
                  Developed  Undeveloped  Total  Developed  Undeveloped  Total
                  ---------  -----------  -----  ---------  -----------  ------
   Alabama            2,072     1,244     3,316     6,338       ---       6,338
   Louisiana            571       ---       571     2,977       ---       2,977
   Mississippi          314       141       455     4,160       ---       4,160
   Oklahoma             218       ---       218     5,724       ---       5,724
   Texas                756        15       771     6,437       415       6,852
   Other              1,022       ---     1,022     2,121       ---       2,121
                      -----     -----     -----    ------       ---      ------
   Total              4,953     1,400     6,353    27,757       415      28,172
                      =====     =====     =====    ======       ===      ======

         The following table sets forth amounts as of July 31, 1996 determined in accordance with the requirements of the applicable accounting standards, to the estimated future net cash flows from production and sale of the proved reserves attributable to the Company's oil and gas properties before income taxes and the present value thereof. Benchmark prices used in determining the future net cash flow estimates at July 31, 1996 were $19.74 per barrel for oil and $2.66 per MMBtu for gas.


                                          At July 31, 1996
                                  --------------------------------
                                           (in thousands)
                                  Proved     Proved       Total
                                  Developed  Undeveloped  Proved
                                  Reserves   Reserves     Reserves
                                  ---------  -----------  --------
Estimated future net cash
 flows from proved reserves
 before income taxes              $93,958       $7,846    $101,804

Present value of estimated
 future net cash flows from
 proved reserves before
 income taxes (discounted
 at 10%)                          $51,540       $1,959    $ 53,499

         The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation, and thus represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of such estimate.

         Estimates of the Company's proved reserves have never been filed or included in reports to any federal authority or agency, other than the Securities and Exchange Commission.

         For further information on reserves, costs relating to oil and gas activities, and results of operations from producing activities, see Note 14 to the Company's Consolidated Financial Statements -Supplementary Financial Information for Oil and Gas Producing Activities incorporated by reference herein.

Productive Wells and Acreage

         The following table sets forth the Company's producing wells and developed acreage assignable thereto at July 31, 1996.

                                      Productive Wells
                            ------------------------------------
       Developed Acreage         Oil         Gas        Total
       -------------------  ------------  ----------  ----------
       Gross          Net   Gross    Net  Gross  Net  Gross  Net
       -----          ---   -----    ---  -----  ---  -----  ---

       235,820      43,960   268      65   230    30    498   95

          Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Wells which are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 12 had multiple completions.

          At July 31, 1996, the Company held by lease a total of 67,897 gross (10,882 net) undeveloped acres consisting of (i) 4,080 gross (510 net) undeveloped acres in the State of Colorado, (ii) 4,997 gross (2,166 net) undeveloped acres in the State of Louisiana, (iii) 1,960 gross (245 net) undeveloped acres in the State of Oklahoma, (iv) 56,668 gross (7,937 net) undeveloped acres in the State of Texas, and (v) 192 gross (24 net) undeveloped acres located in the State of Wyoming.

Production, Unit Prices and Costs

          The following table sets forth information with respect to production and average unit prices and costs for the periods indicated.



                                       Year Ended July 31
                                 -----------------------------
                                 1994        1995         1996
                                 ----        ----         ----
        Production:
         Gas (MMcf)              2,107       2,612        3,481
         Oil (MBbls)               335         359          405

        Average Sales Prices:
         Gas (per Mcf)            1.81        1.48(1)      1.67(2)
         Oil (per Bbl)           14.56       12.86(1)     15.24(2)

        Average Production
         costs per BOE(3)         7.06        6.63         6.71

------------------------

(1) The Company's price hedging arrangements did not have a material effect on average sales prices for the year ended July 31, 1995.

(2) After giving effect to the impact of the Company's price hedging arrangements with the Company's principal bank. Without such hedging arrangements, the average sales prices for the year ended July 31, 1996 would have been $15.73 for oil and $2.03 for gas.

(3) The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include production taxes, lease overhead, maintenance and repair, labor and utilities.

Drilling Activity

     During the periods indicated, the Company drilled or participated in the drilling of the following exploratory and development wells.

                                            Year Ended July 31
                              ---------------------------------------------
                                  1994             1995             1996
                              ------------     ------------     -----------
                              Gross   Net      Gross   Net      Gross  Net
                              -----  -----     -----  -----     -----  ----
     Exploratory:
       Productive               0     ----       0     ----       0       0
       Non-Productive           1    0.450       1    0.250       2    1.16
                                -    -----       -    -----       -    ----
         Total                  1    0.450       1    0.250       2    1.16
                                =    =====       =    =====       =    ====

     Development:
       Productive               6    1.457       6    1.189       6     .46
       Non-Productive           0     ----       0     ----       1     .08
                                -    -----       -    -----       -    ----
         Total                  6    1.457       6    1.189       7     .54
                                =    =====       =    =====       =    ====

     Total:
       Productive               6    1.457       6    1.189       6     .46
       Non-Productive           1    0.450       1    0.250       3    1.24
                                -    -----       -    -----       -    ----
         Total                  7    1.907       7    1.439       9    1.70
                                =    =====       =    =====       =    ====

     The well information above excludes wells in which the Company has only an overriding royalty interest.

     At July 31, 1996 the Company was not participating in the drilling or completion of any oil and gas wells.

     All of the Company's drilling activities are conducted with independent contractors. The Company owns no drilling equipment.

Competition

     Competition in the acquisition of producing oil and gas properties and in the exploration and production of oil and gas is intense. In seeking to obtain desirable producing properties, new leases and exploration prospects, the Company faces competition from both major and independent oil and gas companies as well as from numerous individuals. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

     Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, there have been reductions in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and the emergence of various types of gas marketing companies and other aggregators of gas supplies. See "Item 1. Business and Item 2. Properties -Regulation." As a consequence, gas prices, which were once effectively determined by government regulation, are now largely established by market competition. Competitors of the Company in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil.

Regulation

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Exploration and Production.  Exploration and production operations of the
     --------------------------
Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and producing, and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties or interests. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas, and impose certain requirements regarding the rate of production. The effect of these regulations is to limit the amounts of oil and gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

     The states of Oklahoma, Texas, Kansas, and Louisiana have adopted and are considering revisions to their production allowable rules under which they regulate the quantities of natural gas which may be produced within their borders. The stated rationale behind such prorationing legislation and rulemaking is the conservation of natural resources, prevention of waste and protection of the correlative rights of oil and gas interest owners by limiting production to the available market. It is impossible at this time to determine the effect, if any, these developments may have on the natural gas industry as a whole. The Company does not believe the developments will materially affect its operations.

     Certain of the Company's oil and gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state. While the Company does not have a substantial federal lease acreage position in any state or in the aggregate, the Company does own interests in federal oil and gas leases which produce amounts of oil and gas material to the Company The Mineral Lands Leasing Act of 1920 and related regulations also may restrict a corporation from holding title to federal onshore oil and gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under such Act. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States person's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries who are not deemed to be reciprocal under such Act could have an impact on the Company's ownership of federal leases.

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

     Natural Gas Sales and Transportation.  Federal legislation and regulatory
     ------------------------------------
controls have historically affected the price of the gas produced by the Company and the manner in which such production is marketed. The transportation and sale for resale of gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA") and Federal Energy Regulatory Commission ("FERC") regulations promulgated thereunder. Since 1978, maximum selling prices of certain categories of gas, whether sold in interstate or intrastate commerce, have been regulated pursuant to the NGPA. The NGPA established various categories of gas and provided for graduated deregulation of price controls of several categories of gas and the deregulation of sales of certain categories of gas. All price deregulation contemplated under the NGPA has already taken place.

Title to Properties

     As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties, which generally consists of obtaining a title report from legal counsel covering title to the major properties (for example, properties comprising at least 80% by value of the acquired properties) and due diligence reviews by independent landmen of the remaining properties. The Company believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. A title opinion is obtained prior to the commencement of any drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are and will continue to be mortgaged to secure borrowings under the Company's credit facilities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Operational Hazards and Insurance

     The operations of the Company are subject to all risks inherent in the exploration for and production of oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of, drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial expense to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

Other Business

     The Company has invested in the development of certain other business interests. While the Company continues to believe these ventures have merit, the Company has been unable, due to its own capital requirements, to provide sufficient financial assistance and support to achieve its original objectives in undertaking these investments. The continued viability of these business ventures is in jeopardy without the infusion of substantial additional capital. As a result of the Company's own declining financial condition and its inability to provide any further financial assistance to these ventures, the Company has abandoned its efforts and written off its investments and loans with respect to these businesses. Under the terms of the proposed merger of the Company with Alliance Resources Plc, the Company is required to dispose of its interests in these ventures, provided that in making such disposition the Company is not required to pay or mitigate any of the liabilities of these businesses. The Company has agreed to sell these business interests to Imperial Petroleum, Inc., an affiliate of the Company, for 100,000 shares of the Company's common stock. Completion of the sale is subject to, among other things, the receipt of an opinion from an independent investment banking firm as to the fairness of the sale to the Company's stockholders. Even in the event the proposed merger with Alliance Resources Plc is not completed, the Company intends to proceed with the sale of its interests in these ventures in order to refocus its efforts on its core oil and gas business. See "Proposed Merger With Alliance Resources Plc."

     Crude Oil Processing.  The Company owns 5,000,000 shares of common stock of
     --------------------
Wexford Technology, Incorporated ("Wexford") representing approximately 32% of Wexford's issued and outstanding common stock. In addition, the Company has an agreement with Wexford that provides for the issuance of additional Wexford shares to the Company as an incentive for providing certain loans to Wexford. Wexford's wholly-owned subsidiary, Waste Conversion Corp. ("Waste Conversion"), holds the exclusive license to certain proprietary microwave technology utilized to reclaim crude oil from oilfield waste, including tank bottoms, to reform or blend crude oils with varying gravities, to reduce paraffin content of waxy crude oil and to remove naturally occurring radio active material from oil field produced fluids. Wexford is a development-stage company. Through December 1993, the Company had invested in Wexford $943,577 for the construction of a commercial crude oil blending and processing facility in Troy, Alabama utilizing the proprietary processing technology. The facility was substantially completed in April 1992, at which time the Company concluded that the proprietary technology for crude oil and tank bottoms processing required no further research and development to meet all material functional and economic requirements necessary for commercial exploitation. The Company has subsequently made additional loans to Wexford and Waste Conversion for operating capital.

     The Alabama processing facility is not commercially active and Wexford and Waste Conversion are seeking to raise additional debt or equity capital necessary to begin full scale commercial operations. Wexford and Waste Conversion are currently in default with respect to various debt and other obligations and have received numerous demands for payment and threats of litigation. Effective July 31, 1996 the Company has written off its entire investment in and loans to Wexford and Waste Conversion in the total amount of $2,372,752.

     Mining.  The Company owns 3,798,730 shares of the common stock of Imperial
     ------
Petroleum, Inc. ("Imperial") representing approximately 12% of Imperial's issued and outstanding common stock. Imperial's wholly-owned subsidiary, Ridgepointe Mining Company, owns gold and copper mining claims in Arizona and participates in a joint venture to explore and develop certain gold mining claims in Mexico.

     The Company's investment in Imperial and Ridgepointe consisted primarily of loans for operating capital. At present, Imperial is actively seeking to raise additional debt or equity capital to fund its operations. Imperial is currently in default under its bank debt. Effective July 31, 1996 the Company has written off its entire investment in and loans to Imperial in the total amount of $1,797,378.

Employees

     The Company employs a total of 30 people, including 20 people in its Tulsa, Oklahoma office and one person in its Evansville, Indiana office, whose functions are associated with management, operations, accounting and oil and gas marketing. The Company employs seven people in the Tensaw, Alabama office who are lease operators in the Company's South Carlton field, and one field person each in the states of Louisiana and Tennessee. The Company's other field activities are accomplished through independent contractors. The Company believes its relations with its employees and contractors are excellent.

Item 3.  Legal Proceedings.

     Torch/Nuevo/Panda Litigation.  In connection with the Company's sale of its
     ----------------------------
subsidiaries Panda Resources, Inc. and Richfield Natural Gas, Inc. in 1993, the Company became a party to three different lawsuits.

     On October 10, 1994, Nuevo Liquids, Inc. ("Nuevo") filed a lawsuit against the Company and its wholly-owned subsidiary, LaTex Petroleum Corporation ("LaTex Petroleum") styled Nuevo Liquids, Inc. v. LaTex Resources, Inc. and LaTex
                   ------------------------------------------------------
Petroleum Corp., Case No. 94-049944, District Court of Harris County, Texas,
---------------
234th Judicial District. Nuevo alleged that the Company and LaTex Petroleum had refused to arbitrate certain disputes arising under the Stock Purchase Agreement dated July 15, 1993 between Nuevo and Panda Resources, Inc. ("Panda"), pursuant to which Panda sold to Nuevo its former wholly-owned subsidiary, Richfield Natural Gas, Inc. ("Richfield"). Under the terms of the Stock Purchase Agreement, the Company was the guarantor of Panda's obligations to Nuevo. The disputed issues between Nuevo and the Company related to a post-closing final accounting and settlement statement by which the final purchase price under the Stock Purchase Agreement was to be adjusted to reflect certain post-closing costs and events.

     On October 12, 1994, Torch Energy Marketing, Inc. ("Torch") filed a lawsuit against the Company and its wholly-owned subsidiary, LaTex Petroleum styled Torch Energy Marketing, Inc. v. LaTex Resources, Inc. and LaTex Petroleum Corp.,
-------------------------------------------------------------------------------
Case No. 94-050945, District Court of Harris County, Texas, 270th Judicial District. Torch alleged that the Company and LaTex Petroleum had refused to arbitrate certain disputes arising under the Stock Purchase Agreement dated
July 26, 1993, between Torch and LaTex Petroleum, pursuant to which the Company sold to Torch its former wholly-owned subsidiary, Panda. The disputed issues between Torch and the Company related to a post-closing final accounting and settlement by which the final purchase price under the Stock Purchase Agreement was to be adjusted to reflect certain post-closing costs and events. On
January 6, 1995, the Company removed both the Nuevo and Torch lawsuits to the United States District Court for the Southern District of Texas, Houston Division, Case No. H-95-0029.

     On March 21, 1995, the Company filed a lawsuit against its former wholly-owned subsidiary, Panda, styled LaTex Petroleum Corporation v. Panda Resources,
                                -----------------------------------------------
Inc., Case No. CJ-95-01302, in the District Court of Tulsa County, Oklahoma.
----
The Company sought recovery of $163,191.16 plus interest and attorneys' fees, for the sale of natural gas to Panda for the period from June 1993, through March 1994.

     On December 7, 1995, the company entered into a Settlement Agreement (the "Settlement") with Torch, Nuevo, Panda, Steve Wilson and Wilson, Tucker & Associates to settle each of the referenced lawsuits. Pursuant to the Settlement, the company agreed (a) to pay Nuevo $20,000 on December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay Torch $50,000 within one year of the Settlement, an additional $50,000 within two years of the Settlement, and an additional $150,000 within three years of the Settlement, together with interest in the amount of $36,000. To secure its obligation under the Settlement, the Company stipulated to an agreed judgment in the amount of $1,000,000 (less any amounts paid pursuant to the Settlement) upon the Company's default of its obligations under the Settlement. Torch, Nuevo and Panda agreed to dismiss their respective claims against the Company arising from the referenced litigation. In addition, the Company agreed to assume and indemnify Panda and Torch against all obligations and amounts owed under a May 2, 1989, agreement (the "Dewey County Contract") between Panda and Northern Natural Gas Company relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Company has subsequently been asked to indemnify Torch with respect to claims brought against it by Northern in a lawsuit filed March 7, 1996, as more fully discussed below.

     Northern Natural Gas Company v. LaTex Resources, Inc., Case No. 94-049766,
     -----------------------------------------------------
152nd District Court of Harris County, Texas. On October 7, 1994, Northern Natural Gas Company ("Northern") filed a lawsuit against the Company alleging that the Company had breached two Firm Transportation Service Agreements dated December 1, 1990, between Northern and Panda, a former wholly-owned subsidiary of the Company. Northern claimed damages, including damages for anticipatory breach, in the amount of $1,600,000, plus other actual damages and interest.
On June 6, 1996, Northern and the Company entered into a Settlement Agreement pursuant to which (a) the Company issued to Northern 50,000 shares of the Company's Series B Senior Convertible Preferred Stock which are convertible (subject to adjustment) into 333,333 shares of the Company's common stock, and
(b) the Company agreed to pay Northern $465,000 in installments of $50,000 by June 21, 1996, $150,000 by May 1, 1997, $125,000 by May 1, 1998, and $140,000 by
May 1, 1999. An agreed judgment was entered in the case, but Northern has agreed not to seek to enforce the judgment unless the Company defaults in its payment obligations. Once the required payments have been made, Northern has agreed to execute a release of the judgment.

     Associated Storage Corp., formerly known as Centennial Storage Corp., a
     -----------------------------------------------------------------------
subsidiary of Associated Natural Gas, Inc., a Colorado corporation v. LaTex
---------------------------------------------------------------------------
Resources, Inc., Case No. CJ-94-04711, District Court for Tulsa County,
---------------
Oklahoma. On November 17, 1994, Associated Storage Corporation ("Associated") filed a lawsuit against the Company alleging that the Company had breached a July 21, 1993 agreement between Associated and the Company pursuant to which the Company allegedly agreed to pay Associated $150,000 in connection with the sale of the Company's former wholly-owned subsidiary, Panda Resources, Inc., and Panda's wholly-owned subsidiary, Richfield Natural Gas, Inc. Associated seeks actual damages in the amount of $150,000, prejudgment interest, court costs and attorneys' fees.

     Jones, et al. v. Hughes Eastern, et al., Case No. CV-95-133, Circuit Court
     ---------------------------------------
for Lamar County, Alabama; Hubbert, et al. v. Hughes Eastern, et al., Case No.
                           -----------------------------------------
CV-95-134, Circuit Court for Lamar County, Alabama; Perkins, et al. v. Hughes
                                                    -------------------------
Eastern, et al., Case No. CV-95-137, Circuit Court for Lamar County, Alabama.
---------------
Each of these cases is a wrongful death or personal injury action arising out of an accident which occurred at a heater-treatment unit on the Blowhorn Creek Millerella Oil Unit lease in Lamar County, Alabama. Germany Oil Company, a wholly-owned subsidiary of the Company, is a working interest owner in the oil and gas lease relevant to the case and, together with all other working interest owners, is a named defendant. Each plaintiff seeks damages in the amount of $25 million. All three cases have been referred to Germany Oil Company's insurance carrier for defense. Each case is in the initial stages of discovery.

     Northern Natural Gas Company v. Torch Energy Advisors, Inc., Case No.
     -----------------------------------------------------------
96-12462, 269th Judicial District Court of Harris County, Texas. On March 7, 1996, Northern Natural Gas Company ("Northern") filed this lawsuit against Torch Energy Advisors, Inc. ("Torch" for alleged breach of a May 2, 1989, agreement (the "Dewey County Contract") between Torch, Panda Resources, Inc. ("Panda"), and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Company has assumed the defense of this matter pursuant to the indemnification agreement entered into as part of the December 7, 1995, settlement among Torch, Panda and the Company discussed above.

     In addition to the foregoing litigation, the Company is a named defendant in lawsuits, is a party in governmental proceedings and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 16, 1996 the Company held its 1995 annual meeting of shareholders to
(i) elect six directors, and (ii) ratify the selection of Briscoe Robinson Co., (now known as Briscoe & Burke) as the Company's independent auditors for 1996. At the meeting the following individuals were elected directors of the Company. Each individual elected was a director of the Company prior to the meeting.

                                 Votes      Votes
         Director                 For      Withheld
         --------                -----     --------
       Jeffrey T. Wilson       14,425,882   226,165
       Malcolm W. Henley       14,406,107   245,940
       Philip J. Wade(1)       14,403,107   248,940
       Dennis J. Strauch(2)    14,403,107   248,940
       John R. Martinson       14,420,432   231,615
       John L. Cox             14,412,432   239,615

--------------------
(1)  Mr. Wade resigned as a Director of the Company on October 8, 1996.

(2)  Mr. Strauch resigned as a Director of the Company on June 24, 1996.

     The selection of Briscoe & Burke was ratified by shareholders by a vote of 14,464,929 shares for and 115,303 against with 71,815 shares abstaining.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

Market Information and Dividends

     The common stock of the Company (i) is traded over-the-counter and quoted on NASDAQ under the symbol "LATX" and (ii) until September 4, 1996, was listed on the Pacific Stock Exchange under the symbol "LAT". Effective September 4, 1996, the Company's common stock was delisted by the Pacific Stock Exchange as a result of the failure of the minimum bid price for the common stock to meet the Exchange's listing maintenance requirements.

     The following table sets forth, for the periods indicated, (i) the high and low closing bid prices per share of common stock as quoted by NASDAQ, and (ii) the high and low closing bid prices per share of common stock as reported on the Pacific Stock Exchange. Bid quotations represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                        Pacific
                                      NASDAQ        Stock Exchange(1)
                                  ---------------  --------------------
                                   High     Low       High       Low
                                   ----     ---       ----       ---
        Fiscal Year Ended July
        31, 1996:
          First Quarter           7/8       7/16       3/4       3/8
          Second Quarter          11/16     13/32      3/8       3/8
          Third Quarter           1/2       11/32      1/2       1/2
          Fourth Quarter          17/32     5/16       N/A(2)    N/A(2)
        Fiscal Year Ended July
        31, 1995:
          First Quarter           1 7/8     1/2        1/2       1/2
          Second Quarter          1 5/16    23/32      1         3/4
          Third Quarter           15/16     1/2        7/8       1/2
          Fourth Quarter          5/8       7/16       3/8       1/4
---------------------------

(1) Effective September 4, 1996, the Company's common stock was delisted by the Pacific Stock Exchange as a result of the failure of the minimum bid price for the common stock to meet the Exchange's listing maintenance requirements.

(2) There was no trading activity in the Company's common stock on Pacific Stock Exchange during the fourth quarter of fiscal 1996 and, therefore, no price information for this period is available.

     No cash dividends have been declared by the Company's Board of Directors during the Company's two most recent fiscal years. The Company does not presently intend to declare or pay dividends on the common stock. The terms of the Company's existing bank credit facility do not permit the Company to pay dividends on the common stock. Payment of dividends in the future, if any, will depend on applicable legal and contractual restrictions, as well as the financial condition and requirements of the Company and general business conditions. The Company presently intends to use its available cash flow for expansion of the Company's business, including acquisition, development and enhancement of oil and gas properties.

Recent Sales of Unregistered Securities

     During the year ended July 31, 1996, the Company issued (i) effective March 12, 1996, 58,800 shares of its common stock to Princeton Otolaryngology Retirement Trust, an entity controlled by Dr. Howard S. Farmer, in payment of indebtedness of Wexford Technology, Incorporated in the amount of $23,520, and
(ii) effective June 27, 1996, 85,000 shares of its common stock to Thomas J. Patrick in payment of indebtedness of Wexford Technology, Incorporated in the amount of $37,000. Following the year ended July 31, 1996 the Company issued a total of 1,690,000 shares of its common stock to various officers and employees as described in more detail at "Item 11. Executive Compensation -- Restricted Stock Grants". In each of the referenced transactions, an exemption from registration was claimed under Section 4(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder because no public offering was involved and the securities were issued for investment and not with a view to the distribution thereof. No underwriter was involved in any of the referenced transactions nor were any underwriting discounts or commissions paid. Each certificate representing shares issued in the referenced transactions bears a restrictive legend and stop transfer instructions were entered on the Company's stock transfer records with respect thereto.

Item 6.  Selected Financial Data.

     The selected historical financial information presented in the table below for and at the end of each of the years ended July 31, 1992, 1993, 1994, 1995 and 1996 is derived from the audited consolidated financial statements of the Company, of which the consolidated balance sheets as of July 31, 1995 (restated) and 1996, and the consolidated statements of income, shareholders' equity and cash flows for the years ended July 31, 1994, 1995 (restated) and 1996 are included under "Item 8. Financial Statements and Supplementary Data."

     The selected financial information presented below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included under Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7.

               Selected Consolidated Financial and Operating Data
        (In thousands, except per share amounts and average sales data)


                                                                           Years Ended
                                                                            July 31(1)
                                          =========================================================================
                                               1996            1995           1994          1993           1992
                                          ==============  ==============  ============  ============  =============
                                                            (Restated)
Income Statement Data:
  Revenues:
    Oil and gas sales...................  $    11,980     $     8,586     $     8,703   $     8,489   $     6,778
    Crude oil and gas marketing.........          540           1,223           2,781         2,128           210
    Lease operating and management fees.        1,011             634             601           860           561
                                          -----------     -----------     -----------   -----------   -----------
      Total operating income............       13,531          10,443          12,085        11,477         7,549
                                          -----------     -----------     -----------   -----------   -----------
  Operating expenses:
    Lease operating expense.............        6,608           5,265           4,840         4,735         4,092
    Crude oil and gas marketing.........          134             744           2,216         1,740           193
    Dry hole costs and abandonments.....        3,586             104             113           ---           ---
    General and administrative..........        2,893           2,735           2,497         2,566         1,564
    Depreciation, depletion and
     amoritization......................        4,706           2,711           2,214         2,899         1,724
                                          -----------     -----------     -----------   -----------   -----------
      Total operating expenses..........       17,927          11,559          11,880        11,940         7,573
                                          -----------     -----------     -----------   -----------   -----------
  Other Income (expense):
    Equity in losses and write offs of
     investments in affiliates..........       (4,185)           (299)           (440)          (16)           (2)
    Gain on sale of assets..............        2,366             128             393           863           276
    Interest income.....................          205             122              17             9            12
    Interest expense....................       (2,410)         (1,291)           (598)         (728)         (724)
  Net loss from continuing operations     -----------     -----------     -----------   -----------   -----------
   before income taxes..................       (8,420)         (2,456)           (423)         (335)         (462)
  Provision for income taxes:
    Current.............................          ---              35             ---          (145)         (159)(2)
                                          -----------     -----------     -----------   -----------   -----------
  Net loss from continuing operations...       (8,420)         (2,491)           (423)         (190)         (303)

  Income (loss) from discontinued
   operations (net of income taxes)....           ---             ---             ---           974          (962)
  Gain (loss) on disposal of subsidiary
   (net of income taxes)................       (1,811)            ---             ---           123           ---
                                          -----------     -----------     -----------   -----------   -----------
  Net income (loss).....................  $   (10,231)    $    (2,491)    $      (423)  $       907   $    (1,265)(2)
                                          ===========     ===========     ===========   ===========   ===========
  Preferred stock dividends.............          571             133             ---           ---           ---
  Net income (loss) for common
   shareholders.........................  $   (10,801)    $    (2,624)    $      (423)  $       907   $    (1,265)(2)
  Loss per share from continuing          ===========     ===========     ===========   ===========   ===========
   operations...........................       $(0.50)         $(0.15)         $(0.02)       $(0.01)       $(0.02)
                                          ===========     ===========     ===========   ===========   ===========
  Income (loss) per common share........       $(0.60)         $(0.15)         $(0.02)        $0.06        $(0.10)
                                          ===========     ===========     ===========   ===========   ===========
  Weighted average shares outstanding(3)   18,011,826      17,661,428      17,434,159    15,116,096    12,266,372
                                          ===========     ===========     ===========   ===========   ===========

  Balance Sheet Data (end of period):
    Total assets........................  $    38,966     $    47,923     $    21,259   $    21,246   $    35,399
    Net property, plant and equipment...  $    31,945     $    37,709     $    13,077   $    12,440   $    12,304
    Working capital (deficit)...........  $   (28,420)    $    (7,119)    $    (1,111)  $    (2,117)  $   (10,353)
    Long term debt......................  $         0     $    20,635     $     4,467   $     4,868   $     2,544
    Stockholders' equity................  $     6,318     $    16,001     $    10,280   $     8,216   $     2,639

  Reserve and Production Data:
    Production:
      Oil (MBbls).......................          405             359             335           280           213
      Gas (MMcf)........................        3,481           2,612           2,107         1,941         1,798
    Average sales prices:
      Oil (per Bbl).....................  $     15.24(4)  $     12.86(5)  $     14.56   $     17.88   $    17.64
      Gas (per Mcf).....................  $      1.67(4)  $      1.48(5)  $      1.81   $      1.79   $     1.57
    Proved reserves (end of period):
      Oil (MBbls).......................        6,353.1         4,036.4         4,519.9       2,455.3       1,845.5
      Gas (MMcf)........................       28,172          27,730          10,933         9,391         8,214
    Present value of estimated future
     oil and gas net revenues before
     income taxes (discounted 10%)......  $    53,499     $    29,685     $    23,418   $    15,658   $    16,923

(1) Included in the Company's historical consolidated financial information for the years ended July 31, 1992, 1993, 1994, 1995 and 1996 are the assets, liabilities and results of operations of LaTex Resources, Inc. The financial information reflects (a) the 1991 pooling of Elite Enterprises, Inc. and Sable Investments Corporation and the 1993 pooling of Panda Resources, Inc. and its subsidiaries, Panada Exploration, Inc. and Richfield Natural Gas, Inc., and (b) the discontinued operations from the subsequent sale of Panda Resources, Inc. and Richfield Natural Gas, Inc. effective July 1, 1993. The financial information of ENPRO, Inc. and Phoenix Metals, Inc. has been included subsequent to their June 22, 1992 and December 8, 1992 respective dates of acquisition.
(2) LaTex Resources, Inc. and Sable Investment Corporation elected to be taxed as C corporations under the Internal Revenue Code effective January 1, 1992. The net loss for fiscal 1992 is net of a proforma provision for income taxes of $25 that would have been provided had these entities elected to be taxed as C corporations effective August 1, 1991. Earnings per share was not affected.
(3) The weighted average shares outstanding is as disclosed in the Notes to the LaTex Resources, Inc. Consolidated Financial Statements included elsewhere herein.
(4) After giving effect to the impact of the Company's price hedging arrangements with the Company's principal bank. Without such hedging arrangements, the average sales prices for the year ended July 31, 1996, would have been $15.73 for oil and $2.03 for gas.
(5) The Company's price hedging arrangements did not have material effect on average sales prices for the year ended July 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FASB Accounting Standards

     The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan and No. 118 ("SFAS 118"), Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. In general, these statements require that impaired loans be measured by creditors at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has adopted SFAS 114 and 118 for the fiscal year ended July 31, 1996.

     FASB has issued Statement of Financial Accounting Standard No. 119 ("SFAS 119"), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This statement generally requires disclosures about amounts, nature and terms of derivative financial instruments. The Company has adopted SFAS 119 for the fiscal year ended July 31, 1996.

     FASB has issued Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 for the fiscal year ending July 31, 1997. The Company expects the adoption of SFAS 121 will not have a material effect on its financial statements.

     FASB has issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument plan. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to adopt the disclosure requirements of SFAS 123 for the fiscal year ending July 31, 1997.

Results of Operations

     The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and depleted on a unit-of-production basis over the life of the remaining proved reserves. Depletion of capitalized costs is provided on a prospect-by-prospect basis. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

     The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of exploratory activities, and (v) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through its development and production enhancement activities. The following table reflects certain historical operating data for the periods presented.

                                                     Year Ended July 31
                                              --------------------------------
                                                  1994     1995         1996
                                                  ----     ----         ----

Net Sales Volumes:
 Oil (MBbls)                                       335      359         405
 Natural gas (MMcf)                              2,107    2,612       3,481
 Oil equivalent (MBOE)                             686      794         985

Average Sales Prices:
 Oil (per Bbl)                                 $ 14.56  $ 12.86(1)  $ 15.24(2)
 Natural gas (per Mcf)                         $  1.81  $  1.48(1)  $  1.67(2)

Operating Expenses per BOE of Net Sales:
 Lease operating                               $  6.29  $  5.91     $  5.82
 Severance tax                                 $  0.77  $  0.72     $  0.89
 General and administrative                    $  3.75  $  3.56     $  2.94
 Depreciation, depletion and amortization      $  3.23  $  3.34     $  4.60
--------------------------------------

(1) The Company's price hedging arrangements did not have a material effect on average prices for the year ending July 31, 1995.

(2) After giving effect to the impact of the Company's price hedging arrangements with the Company's principal bank. Without such hedging arrangements, the average sales prices for the year ended July 31, 1996 would have been $15.73 for oil and $2.03 for gas.

     Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity. Prices received by the Company for sales of oil and natural gas have fluctuated significantly from period to period. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is substantially dependent on oil and gas prices. Domestic spot oil prices have ranged from a low of approximately $11 per barrel in July 1986 to a high of approximately $40 per barrel in October 1991, with a current price of approximately $24 per barrel. The fluctuations in oil prices during these periods reflect market uncertainty regarding OPEC's ability to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Since the end of the Gulf War in early 1991, crude oil prices have experienced continued weakness, primarily as a result of OPEC's inability to maintain disciplined production quotas by member countries and the uncertainty associated with Iraq's return to the crude oil export market. These factors continue to overhang the market and will create significant price volatility for the foreseeable future.

     Natural gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Spot market gas prices have generally declined in recent years because of lower worldwide energy prices as well as excess deliverability of natural gas in the United States. However, natural gas prices have rebounded recently and appear to be poised for further strengthening. Domestic spot natural gas prices have ranged from a low of approximately $0.90 per Mcf in January 1992 to a high of approximately $2.70 per Mcf in April 1996, with a current price of approximately $2.10 per Mcf. Environmental concerns coupled with recent increases in the use of natural gas to produce electricity have combined to improve prices. Under FERC Order 636, U.S. pipelines have been made more accessible to both buyers and sellers of natural gas and, as a result, natural gas will be able to more effectively compete for market share with other end-use energy forms. All of this suggests a continued improvement in the demand for natural gas over the long term.

     Within the oil and gas business, it appears that the substantial restructuring of the major and large independent companies is slowing. The merger activity of the 1980's has waned, and despite the continued exodus by U.S. companies to international ventures, it appears that the mid-1990's will be a "settling in" time for most companies. Nevertheless, there remains a large inventory of properties available for acquisition within the United States. However, it is anticipated that as crude oil and natural gas prices stabilize and strengthen, fewer companies will be inclined to sell their properties in the future.

     The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. Except as affected by the Company's current commodity hedging arrangement, an increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in oil and gas prices reduces the cash flow generated by the Company's operations, which in turn reduces the funds available for servicing debt, acquiring additional oil and gas properties and exploring for an developing new oil and gas reserves.

     In addition to the foregoing, the results of the Company's operations vary due to seasonal fluctuations in the sales prices and volumes of natural gas. In recent years, natural gas prices have been generally higher in the fall and winter. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

     The following events have directly affected the comparability of the results of operations and financial position of the Company during the periods presented:

     . During the period between July 31, 1992 and July 31, 1996, the Company completed 12 oil and gas property acquisitions that added substantial amounts of proved oil and gas reserves for a total expenditure of approximately $30.8 million. As a result of these transactions, the Company's equivalent proved reserves increased approximately 560% in fiscal 1992, 125% in fiscal 1993, 58% in fiscal 1994, 3.5% in fiscal 1995 and 68% in fiscal 1996, and the Company's oil and gas production, revenues, lease operating expenses, interest expense and net income have increased significantly.

     . The Company acquired Panda Resources in February 1993 and subsequently sold Panda's gas marketing and storage operations in July 1993.

     . In April 1995 the Company completed the acquisition of Germany Oil Company which approximately doubled the Company's oil and gas properties and added significantly to the Company's liabilities. The acquisition was accounted for using the purchase method of accounting. In connection with this acquisition, the Company refinanced its senior debt, issued preferred stock and entered into hedging arrangements with respect to sales prices for its oil and gas production.

     . In December 1995 the Company completed the sale of certain oil and gas properties it had acquired from Phillips Petroleum and Sackett Oil Company for approximately $2,857,275 net cash to the Company.

     . In March 1995 the Company acquired Germany Oil Company in a purchase transaction. The assets of Germany Oil consisted primarily of oil and gas properties. In recording the transaction, the Company failed to allocate the purchase price to all assets acquired as required by generally accepted accounting principles. During fiscal 1996 the Company, based on the reports of independent petroleum engineers, reallocated the adjusted purchase price as of the date of acquisition. Accordingly, the Company's consolidated financial statements for the year ended July 31, 1995 have been restated.

     Year ended July 31, 1996 Compared to year ended July 31, 1995.  Total
     -------------------------------------------------------------
revenues from the Company's operations for the year ended July 31, 1996 were $15,006,816 before reduction by $1,475,653 as a result of losses incurred from the Company's oil and gas price hedging arrangements. This compares to total revenues of $10,442,679 for the year ended July 31, 1995, which includes hedging gains of $157,301. The increase is attributable to a 15% increase in oil and gas prices and the inclusion of the oil and gas operations of the Company's wholly-owned subsidiary, Germany Oil Company, for the full year ended July 31, 1996. The increased revenues were partially offset by lower revenues from the Company's crude oil marketing activities.

     Total operating expenses for the year ended July 31, 1996 were $17,926,639 compared to $11,559,488 for the same period a year earlier. Lease operating expense increased 20% to $6,608,089 compared to the prior year primarily as a result of including the full year of operations of Germany Oil, while expenses associated with the Company's marketing operations decreased $610,155 due to reduced oil and gas marketing activity.

     Depreciation, depletion and amortization expense increased from $2,710,574 in fiscal 1995 to $4,705,912 in fiscal 1996 primarily as a result of the acquisition of Germany Oil.

     General and administrative expenses for the year ended July 31, 1996 were $2,893,146 compared to $2,736,261 for the prior year due to routine increases in the Company's administrative expenses.

     The Company incurred dry hole costs of $2,630,541 during the year ended July 31, 1996 which was principally due to the write-off of the Company's investment in the Tunisian Prospect. The Company also wrote off its investment in the Kazakhstan Prospect in the amount of $955,496. See "Item 1. Business and Item 2. Properties -- Exploration and Development".

     The Company's equity in the net losses of its unconsolidated affiliates, Wexford Technology, Incorporated and Imperial Petroleum, Inc. was $298,839 during the fiscal year July 31, 1995. The current year equity in the losses or earnings from these unconsolidated affiliates was not subject to determination by the Company and, therefore, is included in the write off of the investment in and advances to these affiliates in the total amount of $4,184,881 for the fiscal year ended July 31, 1996. See "Item 1. Business and Item 2. Properties -
- Other Business".

     The Company recognized gains on the sale of assets of $2,365,807 from the disposition of non-strategic oil and gas properties during the fiscal year ended July 31, 1996, an increase of $2,237,881 from the preceding year.

     The Company had a net loss from continuing operations for the year ended July 31, 1996 of $8,420,401 ($0.50 per common share), compared to a net loss from continuing operations of $2,491,342 ($0.15 per common share) for the year ended July 31, 1995. The increase in the net loss from continuing operations is primarily a result of the write off of the cost of the Company's activities in Tunisia and Kazakhstan (reflected as dry hole cost and abandonments), hedging contract losses, and equity in losses and write-offs of investments in affiliates. These increases were partially offset by a gain on the sale of assets.

     The Company also incurred additional losses of $1,810,382 from discontinued operations in connection with litigation arising out of the sale of its Panda subsidiary in July 1993. As a result, the Company incurred a net loss of $10,801,404 ($0.60 per common share) for the year ended July 31, 1996 compared to a net loss of $2,624,142 ($0.15 per common share) for the prior year.

     Year ended July 31, 1995 compared to year ended July 31, 1994.  Total
     -------------------------------------------------------------
revenues from the Company's operations for the year ended July 31, 1995 were $10,442,679 compared to $12,085,364 for the year ended July 31, 1994. The decrease is primarily attributable to a 13% decrease in oil and gas prices which also resulted in lower revenues from the Company's crude oil marketing activities. The reduced revenues were partially offset by an increase in oil and gas sales volume as a result of the acquisition of Germany Oil Company effective in April 1995. However, oil and gas sales revenues for the fourth quarter of fiscal 1995 increased 46% compared to revenues in the fourth quarter of fiscal 1994 as a result of the acquisition of Germany Oil. The Company anticipates that oil and gas sales revenues will further increase in subsequent quarters due to this acquisition.

     Total operating expenses for the year ended July 31, 1995 were $11,559,488 compared to $11,880,094 for the same period a year earlier. Lease operating expense increased nine percent to $5,264,858 compared to the prior year primarily as a result of the acquisition of Germany Oil, while expenses associated with marketing operations decreased $1,472,684 due to lower product prices.

     Depreciation, depletion and amortization expense increased from $2,213,823 during fiscal 1994 to $2,710,574 during fiscal 1995 as a result of the acquisition of Germany Oil and due to an increase in depletion rates as a result of the year-end price impact on the Company's base of oil and gas reserves.

     General and administrative expenses for the year ended July 31, 1995 were $2,736,267 compared to $2,496,567 for the prior period. The increase was due to increases in the Company's legal and accounting fees associated with the closing of the acquisition of Germany Oil in April 1995.

     The Company incurred losses from unconsolidated affiliates of $298,839 during the current fiscal year, with $216,998 of the losses attributable to Wexford Technology Incorporated, a development stage company engaged in the crude oil tank bottoms business. See "Item 1. Business and Item 2. Properties - Other Business."

     The Company recognized gains on the sale of assets of $127,926 from the disposition of non-strategic oil and gas properties during the fiscal year ended July 31, 1995, a reduction from gains of $265,281 in the previous year.

     The Company had an after-tax net loss from continuing operations for the year ended July 31, 1995 of $2,491,342 ($0.15 per common share) compared to a net loss of $423,341 ($0.02 per common share) for the year. The increase in the net loss is a result of lower oil and gas prices and increased operating, financing, professional, and amortization costs associated with the purchase of Germany Oil.

     Year ended July 31, 1994 compared to year ended July 31, 1993.  Total
     -------------------------------------------------------------
revenues from the Company's operations for the year ended July 31, 1994 were $12,085,366 as compared to $11,477,045 for the year ended July 31, 1993. The increase in revenues is primarily due to the Swift Energy acquisition and increased marketing margins from the sale of the Company's production in the South Carlton field in Alabama which were offset partially by a reduction in crude oil prices from $17.88 per barrel to $14.56 per barrel.

     Total operating expenses for the year ended July 31, 1994 were $11,880,094 compared to $11,934,000 for the same period a year earlier. Lease operating expense increased two percent to $4,840,000 compared to the prior year primarily as a result of the acquisition of oil and gas properties from Swift Energy, while expenses from marketing operations were up $476,410 due to increased marketing efforts on the South Carlton field.

     Depreciation, depletion and amortization expense in fiscal 1994 decreased to $2,213,823 from $2,899,459 for the comparable period a year ago due to significant downward revisions of oil and gas reserves in July 1993 for the Wheat field in Loving County, Texas and the Flora field wells in Madison County, Mississippi. Both of these properties were sold during the fiscal year with the Company recording significant gains on sale.

     General and Administrative expenses for the year ended July 31, 1994 were $2,496,567 compared to $2,560,000 for the prior period. These expenses are within 1% of the previous year's results reflecting the Company's commitment to control overhead.

     The Company had an after-tax net loss from continuing operations for the year ended July 31, 1994 of $423,341 ($0.02 per common share) compared to a net loss of $190,147 ($0.01 per common share) for the same period a year ago. The Company wrote off its $222,918 investment in its Phoenix Metals, Inc. subsidiary during fiscal 1994. To date this subsidiary has been unable to obtain financing to initiate operations. The Company's equity in the net losses of its unconsolidated affiliates was $216,998 during the current fiscal year, with $174,050 of the losses attributable to Wexford Technology, Incorporated, a start-up company engaged in the crude oil tank bottoms business. See "Item 1. Business and Item 2. Properties -- Other Business."

     The Company recognized gains on the sale of assets of $392,592, primarily from the sale of non-strategic oil and gas assets during the fiscal year ended July 31, 1994, a reduction of $470,888 from the previous fiscal year which included the settlement of a natural gas contract in that period.

     The net loss of the Company for the year ended July 31, 1994 was $423,341 ($0.02 per common share) compared to net income of $906,839 ($0.06 per common share) for the previous year. The decrease in net income is a result of a $1,882,685 net gain (after income taxes) resulting primarily from the sale of a gas purchasing contract in the prior period in addition to the write off of Phoenix Metals and the

Company's share of the losses of the unconsolidated affiliates.

Capital Resources and Liquidity

     The Company's capital requirements relate primarily to the acquisition of developed oil and gas properties and undeveloped leasehold acreage and exploration and development activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous acquisition and exploration and development program.

     Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from
operations.   As a result of significant capital expenditures since 1991, the
Company has experienced a decrease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany Oil acquisition, the Company assumed approximately $4.3 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. At July 31, 1996, the Company had current assets of $4.2 million and current liabilities of $32.6 million which resulted in negative working capital of $28.4 million. This compares to the Company's current assets of $4.2 million and current liabilities of $11.3 million, which resulted in negative working capital of $7.1 million, at July 31, 1995. The increase in the Company's working capital deficit during fiscal 1996 is primarily due to the current liability classification at July 31, 1996 of all indebtedness of the Company to its principal bank (see "Financing Arrangements"), additional litigation costs principally resulting from discontinued operations of $1.8 million, and increases in royalty and vendor payables in the amount of $1.8 million resulting from the Company's inability to fund its current obligations due primarily to product hedging losses of $1.5 million. These amounts were partially offset by an increase in oil and gas receivables resulting from higher product prices of approximately $500,000. The long-term portion of the Company's debt to its principal bank was $20.6 million at July 31, 1995. At July 31, 1994, the long-term portion of the Company's debt to its principal bank was $4.5 million and negative working capital was $1.11 million. The decline in the Company's working capital during the last two years is primarily the result of the Company's assumption of approximately $4.3 million of indebtedness associated with the acquisition of Germany Oil and the continued funding of its international operations and two unconsolidated affiliates. Subject to the availability of capital, the Company intends to continue to pursue its program to achieve an orderly liquidation of the Germany Oil indebtedness. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities. As part of the Company's effort to reduce its working capital shortage, the Company has entered into the proposed merger transaction with Alliance Resources Plc. See "Item 1. Business and Item 2. Properties - Proposed Merger with Alliance Resources Plc."

     For the year ended July 31, 1996, the Company's operating activities resulted in positive cash flow of $3,359,885 compared to a positive cash flow of $1,742,623 for the year ended July 31, 1995. The improvement in cash flow is due to additional cash provided by operating activities through increased accounts payable and additional depreciation depletion and amortization. For the year ended July 31, 1994, the Company's operating activities resulted in a positive cash flow of $951,001 compared to providing deficit cash flow of $2,596,354 for the year ended July 31, 1993.

     Investing activities of the Company used $206,426 in net cash flow for the year ended July 31, 1996 to fund the Company's oil and gas activities.
Investing activities of the Company used $16,750,182 in net cash flow for the year ended July 31, 1995 compared to using $3,551,072 in net cash flow for the year ended July 31, 1994. The increase in investing activities in fiscal 1995 was primarily due to the drilling of the first exploration well on the Company's Tunisian prospect. Investing activities of the Company used $3,588,429 in net cash flow for the year ended July 31, 1993. The decrease in cash flow used in investing activities during fiscal 1994 compared to fiscal 1993 was a result of a reduced number of oil and gas property acquisitions by the Company.

     Financing activities used $3,448,351 in net cash flow for the year ended July 31, 1996 compared to $15,113,389 provided in net cash flow for the year ended July 31, 1995 and $1,665,499 provided for the year ended July 31, 1994. The increase during fiscal 1996 was a result of the monthly amortization of the

Company's indebtedness to its principal bank and additional debt reduction upon the sale of oil and gas properties. The increase in fiscal 1995 compared to fiscal 1994 was a result of the Company's new credit facility with Bank of America associated with the Company's acquisition of Germany Oil Company in April 1995. As a result of the Company's default under certain provisions of its credit facility with Bank of America, the Company does not currently anticipate being able to increase its level of borrowing under such credit facility.

     The domestic spot price for crude oil has ranged from $11.00 to $40.00 per barrel over the past ten years. To the extent that crude oil prices continue fluctuating in this manner, the Company expects material fluctuations in revenues from quarter to quarter which, in turn, could adversely affect the Company's ability to timely service its debt to its principal bank and fund its ongoing operations and could, under certain circumstances, require a write-down of the book value of the Company's oil and gas reserves.

     Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of assets from continuing operations. Sales of non-strategic and minor interests oil and gas properties accounted for $2,365,807 in gains during fiscal 1996, $127,248 in gains during fiscal 1995, and $565,932 in gains during fiscal 1994. The Company expects to pursue a more aggressive policy of disposition of oil and gas properties in fiscal 1997. Additionally, the Company incurred a loss in fiscal 1994 of $173,340 on the disposition of the 40,000 shares of Electric & Gas Technology, Inc. common stock acquired in 1991.

     Capital Expenditures.  The timing of most of the Company's capital
     --------------------
expenditures is discretionary. Currently there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company primarily uses internally generated cash flow and proceeds from the sale of oil and gas properties to fund capital expenditures, other than significant acquisitions, and to fund its working capital deficit. If the Company's internally generated cash flows should be insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures or increase the sale of non-strategic oil and gas properties in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods depending on energy market conditions and other related economic factors. The Company anticipates that its cash flow will not be sufficient to fund its domestic operations and debt service at their current levels for the next year. As a result, the Company anticipates that it will be necessary to increase the level of sales of the Company's oil and gas properties or seek additional equity capital, of which there can be no assurance. The Company's proposed merger with Alliance Resources Plc, if completed, would be a source of such equity capital. See "Item 1. Business and Item 2. Properties - Proposed Merger with Alliance Resources Plc."

     Substantially all of the Company's capital expenditures over its recent history have been made to acquire oil and gas properties. During fiscal 1993, 1994, 1995 and 1996, the Company made a number of significant acquisitions of oil and gas properties. During the year ended July 31, 1993, the Company completed two acquisitions of oil and gas properties for a cost of approximately $3,013,000. During the year ended July 31, 1994, the Company completed one acquisition of oil and gas properties for a cost of approximately $1,740,000. During the year ended July 31, 1995 the Company completed the acquisition of Germany Oil for a cost of approximately $18.1 million. Subsequent to July 31, 1995, the Company participated with Oakland Petroleum Operating Company in the acquisition of producing oil and gas properties from Sackett Oil Company and The Prudential Insurance Company of America for a total purchase price of $5,850,000, less adjustments. The properties are located in Texas, Louisiana and California. Of the total purchase price, the Company paid $2,885,320 for the properties located in Texas and Louisiana. The Company provided Oakland a loan in the principal amount of $2,300,000 to finance Oakland's purchase of the properties. This acquisition was funded through additional borrowings under the Company's principal credit facility. The Company's strategy is to continue to expand its reserve base principally through acquisitions of producing oil and gas properties. As a result, it is likely that capital expenditures will exceed cash provided by operating activities in years where significant growth occurs in the Company's oil and gas reserve base. In such cases, additional external financing is likely to be required.

     The Company intends to continue its practice of reserve replacement and growth through the acquisition of producing oil and gas properties, although at this time it is unable to predict the number and size of such acquisitions, if any, which will be completed. The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and available sources of debt and equity financing. Exclusive of potential acquisitions and subject to the availability of capital, the Company presently anticipates capital expenditures in fiscal 1997 of approximately $800,000 for oil and gas property enhancement activities.

     Financing Arrangements.  Since July 31, 1991, the Company has made 12
     ----------------------
acquisitions of oil and gas properties. These acquisitions have been financed primarily through borrowings under the Company's bank credit facilities and through internal cash flow. The Company's acquisition of Germany Oil Company, including the cash portion of the purchase price paid by the Company for the volumetric production payments and overriding interests acquired from ENPRO Reserve Acquisition Corp. and the cash portion of the consideration paid by the Company pursuant to the exchange offer, were financed through borrowings by the Company under a credit facility pursuant to a Credit Agreement dated as of March 31, 1995 (the "Credit Agreement") between Bank of America, NT and SA ("Bank") and the Company's wholly-owned subsidiaries, LaTex Petroleum, Germany Oil and LaTex/GOC Acquisition ("Borrowers"). In addition, under the credit facility the Company and the Borrowers refinanced the Company's then existing indebtedness to the Company's former principal lender. The Company and its wholly-owned subsidiary, ENPRO, have guaranteed the obligations of the Borrowers under the Credit Agreement.

     Under the Credit Agreement, the Bank agreed to make loans to the Borrowers
(i) in the amount of $23,000,000 (the "Acquisition Loan") for the purposes of refinancing the Borrower's then existing indebtedness, partially funding the acquisition of Germany Oil Company and for working capital, and (ii) in the amount of $2,000,000 (the "Development Loan") for additional approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the Borrowers to the Bank as security for the loans under the Credit Agreement. On July 31, 1996, the outstanding balance of the loans was $22,206,707.

     Advances under the Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate", plus 1%, or (ii) the "Federal Funds Rate" (as defined in the Credit Agreement) plus 1 1/2%. Advances under the Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Credit Agreement) plus 2%. As of July 31, 1996, all advances to the Company under the Credit Agreement are maintained as LIBO Rate Loans which currently bear interest at the annual rate of 7.5%.

     Principal on any loans under the Credit Agreement is currently repayable in monthly installments of $322,500 (net of Oakland Petroleum's monthly principal payment of $42,500) plus an additional payment equal to the positive difference, if any, between the net proceeds from Borrower's oil and gas production (as defined in the Credit Agreement) times a variable dedicated percentage (as defined in the Credit Agreement) and the minimum monthly payment. All unpaid principal and accrued interest under the Credit Agreement is due March 31, 2000.

     The Company's indebtedness to the Bank under the Credit Agreement is secured by mortgages on all of the Company's producing oil and gas properties and pledges of the stock of the Company's subsidiaries, LaTex Petroleum, Germany Oil Company, LaTex/GOC Acquisition and ENPRO. On a semi-annual basis, the value of the oil and gas properties securing loans under the Credit Agreement is redetermined by the Bank based upon its review of the Company's oil and gas reserves. To the extent that the aggregate principal amount of all loans under the Credit Agreement exceeds the collateral value as determined by the Bank, the Company must either pay the Bank an amount sufficient to eliminate such excess, or provide additional oil and gas properties as security for the loans having a value satisfactory to the Bank.

     Under the Credit Agreement, the Company has also granted an affiliate of the Bank an overriding royalty interest in all of the Company's existing producing oil and gas properties, other than those situated in the State of Oklahoma (the "Bank ORRI"). The Bank ORRI is 6.3% of Company's net revenue interest in each property. The Bank is not entitled to the Bank ORRI on any property acquired after closing of the financing. On the later to occur of (i) March 31, 1998 or (ii) at such time as the Bank has received a 15% internal rate of return on the $25,000,000 commitment amount under the Credit Agreement, the Bank ORRI will be adjusted downward to 2.1%.

     As a condition to the Bank making the loans under the Credit Agreement, the Company's subsidiary, LaTex Petroleum, has entered into hedging agreements designed to enable the Company to obtain agreed upon net realized prices for the Company's oil and gas production and designed to protect the Company against fluctuations in interest rates with respect to the principal amounts of all loans under the Credit Agreement. Under the current hedging arrangements with the Bank, the Company pre-sold certain volumes of its gas production for a three year period beginning April 1, 1995 at a fixed price of $1.806 per MMBTU. The dedicated annual volumes for gas average 2,605,384 MMcf in fiscal 1996, 1,948,592 MMcf in fiscal 1997 and 1,115,296 MMcf in fiscal 1998. In addition, the Company placed a price "collar" on certain volumes of its oil production between $16.50 per barrel and $19.82 per barrel. The dedicated annual volumes for oil average 324,288 Bbls in fiscal 1996, 279,828 Bbls in fiscal 1997 and 170,344 Bbls in fiscal 1998. Interest rate protection was provided based on an interest rate swap at 7.47%. The effect of these hedging arrangements has been to reduce the Company's working capital in fiscal 1996 by $1,979,956 as a result of additional payments to the Bank above scheduled principal and interest payments. At July 31, 1996, the future impact of the hedging agreements are anticipated to result in additional losses of $3,649,287 based upon the prevailing commodity prices and interest rate at that time. See "Inflation and Pricing" and Note 15 to the Company's consolidated financial statements at
Item 8.

     The Credit Agreement contains affirmative and negative covenants which impose certain restrictions and requirements on the Company, including: limitations on the amount of additional indebtedness the Company may incur; prohibition against payment by the Company of cash dividends; requirements that the Company maintains a current ratio (current assets to current liabilities) of at least 1.0 to 1.0, tangible net worth of at least $5.0 million, no less than $500,000 in cash equivalent investments on hand at any given time, and no less than $500,000 in working capital; limitations on the ability of the Company to sell assets or to merge or consolidate with or into any other person; and requirements that the Company maintain a consolidated current ratio of at least
1.0 to 1.0 and consolidated tangible net worth of at least $10 million.

     During the year ended July 31, 1996, the Company was in violation of various provisions of the Credit Agreement. The Company has acknowledged to the Bank these events of default and, pursuant to a Forbearance Agreement between the Company and the Bank dated July 23, 1996, as amended, the Bank agreed to delay enforcement of its rights under the Credit Agreement and related loan documents as a result of these events of default until the earlier of November 29, 1996, the occurrence of any default by the Company under the terms of Forbearance Agreement, the occurrence of any additional default by the Company under the Credit Agreement, or the Company's cure of the defaults. The Bank has indicated its willingness to further amend the Forbearance Agreement to extend its agreement to forbear any action on the Company's default through February 28, 1997. Under the terms of the Forbearance Agreement, the Company agreed to
(a) obtain promissory notes from Imperial Petroleum, Inc. ("Imperial"), Wexford Technology, Inc. ("Wexford"), and LaTex Resources International evidencing their indebtedness to the Company at August 16, 1996 in the amounts of $677,705, $1,372,799 and $3,363,000, respectively, (b) obtain from Imperial a lien on and security interest in certain of Imperial's assets (subject to existing perfected liens and security interests) to secure Imperial's indebtedness to the Company, and (c) pay all unpaid overriding royalties due LaSalle Street National Resources Corporation in three monthly installments, beginning August 1, 1996, with interest at the Bank's prime rate plus two percent.

     In addition, in accordance with the requirements of the Forbearance Agreement, the Company and Bank entered into Amendment No. 2 to Amended and Restated Credit Agreement dated as of August 16,

1996 ("Amendment No. 2") pursuant to which each of the Borrowers and Guarantors under the Credit Agreement granted Bank a security interest in substantially all of their assets which had not otherwise been previously pledged to the Bank under the Credit Agreement. In addition, the Company granted to the Bank a security interest in the indebtedness owed to the Company by Imperial, Wexford and LaTex, together with a security interest in the collateral pledged to the Company by Imperial to secure Imperial's indebtedness to the Company, which consists primarily of unpatented mining claims in the states of Arizona and Montana. In addition, the Company granted the Bank a security interest in the shares of common stock Wexford and Imperial owned by the Company.

     The Company has dedicated a significant portion of its available revenues and cash flows to remaining current in its payment obligations to the Bank. In addition, proceeds from sales of oil and gas properties by the Company have been used to further reduce the Company's indebtedness to the Bank, with only limited amounts of such proceeds being made available to fund the Company's working capital needs. As a result, the Company continues to fall further behind in making required payments to royalty owners and vendors. The effect of the continuation of this policy, over the long term, will be to increase the Company's accounts payable while reducing its debt to the Bank. Because the level of required payments to the Bank remains constant over the term of the Credit Agreement, the rate at which the Company's accounts payable deficit increases will become greater with time and, ultimately may jeopardize certain of the Company's oil and gas leases.

     The Company believes that its cash flow from operations will be insufficient to meet its anticipated capital requirements for the foreseeable future. As a result, the Company will be required to increase the level of sales of its oil and gas properties, seek additional equity capital, or restructure its existing Credit Agreement with the Bank, none of which can be assured. However, because future cash flows and the availability of debt or equity financing are subject to a number of variables, such as the level of production and the prices of oil and gas, there can be no assurance that the Company's capital resources will be sufficient to maintain current operations or planned levels of capital expenditures.

Proposed Merger With Alliance Resources Plc

     As a result of the demands placed upon the Company by the Bank, the Company's continuing working capital deficit, its deteriorating financial condition and inability of the Company to raise additional debt or equity capital, management of the Company, in the fourth quarter of fiscal 1996, determined to seek an equity infusion through a strategic merger with a suitable merger candidate. Management's primary objective in seeking a merger partner was to solve the working capital deficit of the Company through an equity infusion while minimizing dilution to the shareholders. Although the Company considered several potential transactions, Alliance Resources Plc ("Alliance") emerged as the candidate most likely to meet the objectives of the Company. Subsequent to year end the Company agreed, subject to shareholder approval and satisfaction of certain other conditions, to enter into an agreement pursuant to which the Company will merge with Alliance. It is anticipated that the merger will provide the Company with sufficient capital resources to eliminate its existing working capital deficit, refinance the Company's senior debt and eliminate the hedging agreements, and provide development capital for exploration of the Company's oil and gas properties. In addition, the Company believes that the combination of the two companies provides strategic benefits to the Company important to its long term growth and the enhancement of shareholder value. Although Alliance's domestic oil and gas operations are significantly smaller than the Company's, the Company believes that the merger will enhance the overall financial strength of the Company and provide a stable platform from which future growth can be achieved. The strategic objectives of the combined Company will be to continue a policy of structured and stable growth in the domestic U.S. oil and gas sector while implementing projects in Western Europe, the Middle East and the former Soviet Union.

     As a result of the refocus of the Company on its core oil and gas operations and under the terms of the merger agreement with Alliance, the Company has agreed to dispose of its interests in Wexford Technology, Inc., Imperial Petroleum, Inc., LaTex Resources International, Inc. and Phoenix Metals, Inc. Despite attempts by management to locate potential purchasers for these business interests, the financial condition of these entities and additional capital requirements to achieve stable operations and cash flow have been significant impediments to their sale. As a result, Imperial Petroleum, Inc., an affiliate of the Company, has agreed to acquire the Company's interest in these companies for 100,000 shares of the

Company's common stock. Imperial is controlled by the Company's President and largest stockholder, Jeffrey T. Wilson. Mr. Wilson will contribute to Imperial the 100,000 shares of the Company's common stock to be used by Imperial in acquiring the Company's interest in these companies. Prior to the completion of the sale, the Company will obtain an opinion from an independent investment banking firm as to the fairness of the transaction to its stockholders. See "Item 1. Business and Item 2. Properties --Proposed Merger with Alliance Resources Plc."

Seasonality

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

Inflation and Prices

     In recent years, inflation has not had a significant impact on the Company's operations or financial condition. The generally downward pressure on oil and gas prices during most of such periods has been accompanied by a corresponding downward pressure on costs incurred to acquire, develop and operate oil and gas properties as well as the costs of drilling and completing wells on properties.

     In connection with the execution of the Credit Agreement with the Bank, the company has entered into a crude oil and natural gas hedging arrangement designed to enable the Company to receive a net realized price of not less than $1.81 per MMBtu of natural gas and $16.50 per barrel of crude oil on sale of the volumes of crude oil and natural gas set forth in the Credit Agreement.

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly in 1996 and 1995. The following table sets forth the average price received by the Company for each of the last two years and the effects of the hedging arrangement described below.


                    Oil              Oil              Gas              Gas
               (excluding the   (including the   (excluding the   (including the
                 effects of       effects of       effects of       effects of
 Year Ended       hedging          hedging          hedging          hedging
   July 31     transactions)    transactions)    transactions)    transactions)
-------------  --------------   --------------   --------------   --------------
    1996           $ 15.73           $ 15.24          $ 2.03          $ 1.67
    1995           $ 12.86           $ 12.86          $ 1.48          $ 1.48

     The Company has entered into a master agreement to hedge the price of its oil and natural gas. The purpose of the hedging arrangement is to provide protection against price drops and to produce a measure of stability in the volatile environment of oil and natural gas spot pricing. With respect to the losses incurred by the Company as a result of this hedging arrangement, see "Capital Resources and Liquidity -- Financing Arrangements". The following table provides a summary of the Company's financial contracts.


                               Gas
------------------------------------------------------------
                                                  Contract
                        Percent of Direct       Floor Price
      Period            Production Hedged        (per mcf)
-------------------     ------------------      ------------
 08/01/96-07/31/97              79%                $16.50

 08/01/97-03/27/98              75%                $16.50


                               Oil
------------------------------------------------------------
                                                 Contract
                        Percent of Direct       Floor Price
      Period            Production Hedged        (per mcf)
-------------------     -----------------       ------------
 08/01/96-07/31/97              71%                $ 1.81

 08/01/97-03/27/98              68%                $ 1.81

     In addition, the Company has entered into interest rate hedging agreements designed to protect the Company against fluctuations in interest rates with respect to its indebtedness to the Bank under the Credit Agreement.

Item 8.  Financial Statements and Supplementary Data.

             Audited Financial Statements of LaTex Resources, Inc.

                                                                            Page
                                                                            ----

   Independent Auditor's Report............................................  F-1
   Consolidated Balance Sheets as of July 31, 1996 and 1995................  F-3
   Consolidated Statements of Operations for the years ended
       July 31, 1996, 1995 and 1994;.......................................  F-4
   Consolidated Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994;.................................  F-5
   Consolidated Statements of Cash Flows for the years ended July 31,
    1996, 1995
       and 1994;...........................................................  F-6
   Notes to Consolidated Financial Statements..............................  F-8


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
LaTex Resources, Inc.
Tulsa, Oklahoma


We have audited the accompanying consolidated balance sheets of LaTex Resources, Inc. and subsidiaries (the "Company") as of July 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1996 and 1995 and the results of the Company's operations and its cash flows for the years ended July 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a significant net loss for the year ended July 31, 1996 and has working capital deficiencies and consolidated tangible net worth deficiencies. As discussed in Notes 1 and 5 to the consolidated financial statements, the Company was not in compliance with certain financial covenants of its credit agreement with its primary lender at July 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and do not include any adjustments to the classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 16, the consolidated financial statements as of and for the year ended July 31, 1995 have been restated to correct the accounting for the acquisition of Germany Oil Company.


                                                        /s/ Briscoe & Burke
                                                          BRISCOE & BURKE
                                                    Certified Public Accountants


November 6, 1996 except as to
information presented in Notes 1
and 5, for which the date is
November 30, 1996
Tulsa, Oklahoma

                             LaTex RESOURCES, INC.

                          Consolidated Balance Sheets

                             July 31, 1996 and 1995

ASSETS                                              1996          1995
                                                ------------  -------------
                                                                (Restated)
Current assets:
  Cash                                          $     19,337  $    314,229
  Accounts receivable - net of
    allowance for doubtful
    accounts of $0 in 1996
    and $135,000 in 1995                           3,324,309     2,836,596
  Accounts and notes receivable -
    other (Note 3)                                   515,820       696,688
  Inventories                                        175,493        90,976
  Other current assets                                27,587        84,791
  Assets held for sale                               164,792       144,990
                                                ------------  ------------

      Total current assets                         4,227,338     4,168,270
                                                ------------  ------------

Property and equipment, at cost
  Oil and gas properties (using
    successful efforts  method)                   41,264,573    39,638,656
  Exploration prospects in progress                        -     3,363,000
  Other depreciable assets                           854,259       954,415
                                                ------------  ------------

                                                  42,118,832    43,956,071
Accumulated depreciation and
depletion                                         10,173,524     6,247,190
                                                ------------  ------------

Net property and equipment                        31,945,308    37,708,881
                                                ------------  ------------

Other assets:
  Notes receivable, net of
    current portion (Note 3)                         757,500             -
  Deposits and other assets                          130,734       137,559
  Accounts and notes receivable -
    related parties (Note 3)                         392,297       590,605
  Investments in and advances
    to affiliates (Note 3)                                 -     3,647,480
  Intangible assets, net of
    amortization                                   1,512,899     1,670,384
                                                ------------  ------------

      Total other assets                           2,793,430     6,046,028
                                                ------------  ------------


      TOTAL ASSETS                              $ 38,966,076  $ 47,923,179
                                                ============  ============

LIABILITIES and STOCKHOLDERS' EQUITY                1996          1995
                                                ------------  ------------
                                                               (Restated)
Current liabilities:
  Accounts payable                              $  9,057,707  $  4,544,406
  Accounts payable - other                           747,000     2,959,284
  Accrued expenses payable                           607,055       139,113
  Current portion of long-term debt
    (Note 5)                                      22,235,867     3,644,723
                                                ------------  ------------

    Total current liabilities                     32,647,629    11,287,526
                                                ------------  ------------


Long-term debt, net of current portion
  (Note 5)                                                 -    20,634,809
                                                ------------  ------------



Stockholders' equity
  Preferred stock - par value $10.00;
    5,000,000 shares authorized:
    Series A convertible preferred stock,
    451,095 and 442,281 issued and
    outstanding, respectively                      4,503,351     4,415,180
    Series B convertible preferred stock,
    479,345 and 381,100 issued and
    outstanding, respectively (Note 10)            4,793,450     3,811,000
  Common stock - par value $.01,
    50,000,000 authorized; issued and
    outstanding 19,123,995
    18,880,195, respectively                         191,240       188,802
  Additional paid-in capital                       9,067,631     8,931,424
  Treasury stock 1,008,500 and 958,000
    shares, respectively                            (489,365)     (399,106)
  Accumulated deficit                            (11,747,860)     (946,456)
                                                ------------  ------------

    Total stockholders' equity                     6,318,447    16,000,844
                                                ------------  ------------

  Commitments and contingencies (Note 11)

    TOTAL LIABILITIES and
      STOCKHOLDERS' EQUITY                      $ 38,966,076  $ 47,923,179
                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Operations

                   Years Ended July 31, 1996, 1995, and 1994

                                                                                        1996         1995         1994
                                                                                    ------------  -----------  -----------
                                                                                                   (Restated)
Revenues:
  Oil and gas revenue (Note 15)                                                     $ 11,979,982  $ 8,585,453  $ 8,703,100
  Crude oil and gas marketing                                                            540,156    1,223,188    2,780,543
  Lease operations and management fees                                                 1,011,025      634,038      601,723
                                                                                    ------------  -----------  -----------

     Total operating income                                                           13,531,163   10,442,679   12,085,366
                                                                                    ------------  -----------  -----------
Operating expenses:
  Lease operating expense                                                              6,608,089    5,264,858    4,840,638
  Cost of crude oil and gas marketing                                                    133,455      743,610    2,216,294
  Dry hole costs and abandonments (Note 6)                                             3,586,037      104,179      112,772
  General and administrative                                                           2,893,146    2,736,267    2,496,567
  Depreciation, depletion, and amortization                                            4,705,912    2,710,574    2,213,823
                                                                                    ------------  -----------  -----------

     Total operating expense                                                          17,926,639   11,559,488   11,880,094
                                                                                    ------------  -----------  -----------

Net operating income (loss)                                                           (4,395,476)  (1,116,809)     205,272

Other income (expense):
  Equity in losses and write-offs of investments in affiliates                        (4,184,881)    (298,839)    (439,916)
  Gain on sale of assets                                                               2,365,807      127,926      392,592
  Interest expense (Note 15)                                                          (2,410,158)  (1,291,064)    (598,335)
  Interest income                                                                        204,307      122,540       17,046
                                                                                    ------------  -----------  -----------

Net loss from continuing operations before income taxes                               (8,420,401)  (2,456,246)    (423,341)

Income tax expense                                                                             -       35,096            -
                                                                                    ------------  -----------  -----------

Net loss from continuing operations                                                   (8,420,401)  (2,491,342)    (423,341)
Loss on disposal of subsidiary, net of income taxes (Note 1)                          (1,810,382)           -            -
                                                                                    ------------  -----------  -----------

Net loss                                                                             (10,230,783)  (2,491,342)    (423,341)

Preferred stock dividends                                                                570,621      132,800            -
                                                                                    ------------  -----------  -----------

Net loss for common shareholders                                                    $(10,801,404) $(2,624,142) $  (423,341)
                                                                                    ============  ===========  ===========
Loss per share from continuing operations                                           $       (.50) $      (.15) $      (.02)
                                                                                    ============  ===========  ===========
Loss per share for common shareholders                                              $       (.60) $      (.15) $      (.02)
                                                                                    ============  ===========  ===========
Weighted average number of shares outstanding                                         18,011,826   17,661,428   17,434,159
                                                                                    ============  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                Consolidated Statements of Stockholders' Equity

                   Years Ended July 31, 1996, 1995, and 1994


                                                                      Common Stock           Additional
                                                  Preferred    --------------------------    Paid-in       Retained
                                                    Stock         Shares      Par Value      Capital       Earnings
                                                 ------------  ------------  ------------  ------------  -------------
Balance July 31, 1993                            $          -    16,345,195  $    163,452  $  6,226,613  $  2,101,027

Issued for acquisition of stock of
  Wexford Technology, Inc. (Note 6)                         -       100,000         1,000       330,350             -
Issued pursuant to private placement (Note 1)               -     2,000,000        20,000     1,995,843             -
Issued for consulting services                              -        35,000           350       139,650             -
Net loss                                                    -             -             -             -      (423,341)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1994                                       -    18,480,195       184,802     8,692,456     1,677,686

Issued for debt                                             -       150,000         1,500        96,938             -
Issued for acquisition of
  Germany Oil Company (Note 1)                      8,093,380       250,000         2,500       142,030             -
Purchase of Treasury Stock                                  -             -             -             -             -
Issued for dividends                                  132,800             -             -             -      (132,800)
Net loss (Restated)                                         -             -             -             -    (2,491,342)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1995 (Restated)                    8,226,180    18,880,195       188,802     8,931,424      (946,456)
                                                 ------------  ------------  ------------  ------------  ------------

Issued for services                                         -       100,000         1,000        77,125             -
Issued for debt of affiliate                                -       143,800         1,438        59,082             -
Issued for legal settlement (Note 11)                 500,000             -             -             -             -
Purchase of Treasury Stock                                  -             -             -             -             -
Issued for dividends                                  570,621             -             -             -      (570,621)
Net loss                                                    -             -             -             -   (10,230,783)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1996                            $  9,296,801  $ 19,123,995  $    191,240  $  9,067,631  $(11,747,860)
                                                 ============  ============  ============  ============  ============


                                                                    Total
                                                   Treasury     Stockholders'
                                                     Stock          Equity
                                                 -------------  --------------
Balance July 31, 1993                            $   (275,000)   $  8,216,092

Issued for acquisition of stock of
  Wexford Technology, Inc. (Note 6)                         -         331,350
Issued pursuant to private placement (Note 1)
Issued for consulting services                              -       2,015,843
Net loss                                                    -         140,000
                                                            -        (423,341)
                                                 ------------    ------------

Balance July 31, 1994                                (275,000)     10,279,944
Issued for debt                                             -          98,438
Issued for acquisition of
  Germany Oil Company (Note 1)                              -       8,237,910
Purchase of Treasury Stock                           (124,106)       (124,106)
Issued for dividends                                        -               -
Net loss (Restated)                                         -      (2,491,342)
                                                 ------------    ------------

Balance July 31, 1995 (Restated)                     (399,106)     16,000,844
                                                 ------------    ------------

Issued for services                                         -          78,125
Issued for debt of affiliate                                -          60,520
Issued for legal settlement (Note 11)                       -         500,000
Purchase of Treasury Stock                            (90,259)        (90,259)
Issued for dividends                                        -               -
Net loss                                                    -     (10,230,783)
                                                 ------------    ------------

Balance July 31, 1996                            $   (489,365)   $  6,318,447
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Cash Flows

                   Years Ended July 31, 1996, 1995, and 1994


                                                                                      1996            1995           1994
                                                                                  ------------    ------------   ------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(10,230,783)   $ (2,491,342)  $   (423,341)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, amortization, and depletion                                      4,705,912       2,710,574      2,213,823
      Gain on sale of assets                                                        (2,365,807)       (127,926)      (392,592)
      Equity in losses and write-offs of investments in affilates                    4,184,881         298,839        439,916
      Dry hole costs and abandonments                                                3,586,037         104,179        112,772
      Interest income                                                                 (150,467)        (64,231)             -
      Loss on disposal of subsidiary                                                 1,810,382               -              -
  Changes in assets and liabilities, net of effects from acquisition:
      Accounts receivable                                                              (17,248)      1,073,004        787,602
      Accounts receivable - related party                                              198,288         (76,591)        82,208
      Accrued expenses payable                                                         467,942         (34,017)      (363,271)
      Accounts payable                                                               1,211,038         390,146     (1,518,425)
      Other assets                                                                      44,227        (170,979)      (127,334)
      Inventories                                                                      (84,517)        130,967        139,643
                                                                                  ------------    ------------   ------------

Net cash provided by operating activities                                            3,359,885       1,742,623        951,001
                                                                                  ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments                                                          -               -        136,218
  Proceeds from sale of property and equipment                                       3,984,491         357,445        736,200
  Purchases of property and equipment                                               (3,774,264)     (4,815,409)    (4,257,229)
  Reorganization cost                                                                        -               -        (66,558)
  Acquisition of Germany Oil Company, net of cash acquired                                   -     (10,592,292)             -
  Advances to unconsolidated affiliates and notes receivable                          (326,394)     (1,575,820)       (99,703)
  Purchases of Treasury stock                                                          (90,259)       (124,106)             -
                                                                                  ------------    ------------   ------------

Net cash used for investing activities                                            $   (206,426)   $(16,750,182)  $ (3,551,072)
                                                                                  ------------    ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Cash Flows

                   Years Ended July 31, 1996, 1995, and 1994



                                                                                         1996          1995          1994
                                                                                      -----------   -----------   -----------
                                                                                                     (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Deferred loan costs                                                                 $  (137,186)  $(1,483,143)  $   (15,344)
  Proceeds from notes payable                                                           9,933,192    26,837,059     2,585,000
  Payments on notes payable                                                            (7,244,357)  (10,100,527)   (3,060,000)
  Proceeds from notes payable - shareholder                                                     -             -       490,000
  Payments on notes payable - shareholder                                                       -      (140,000)     (350,000)
  Proceeds from the issuance of common stock                                                    -             -     2,015,843
                                                                                      -----------   -----------   -----------

Net cash provided by (used for) by financing activities                                (3,448,351)   15,113,389     1,665,499
                                                                                      -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                                     (294,892)      105,830      (934,572)

Cash and cash equivalents beginning of year                                               314,229       208,399     1,142,971
                                                                                      -----------   -----------   -----------

Cash and cash equivalents end of year                                                 $    19,337   $   314,229   $   208,399
                                                                                      ===========   ===========   ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                            $ 2,403,158   $ 1,307,264   $   598,335
  Income taxes                                                                              5,275         7,739       200,648
                                                                                      ===========   ===========   ===========

Supplemental schedules of noncash investing and financing activities:

  Note receivable in exchange for property                                            $         -   $         -   $ 1,342,506
  Common stock issued to acquire stock of Wexford Technology, Inc.                              -             -       331,350
  Common stock issued for services                                                         78,125        98,438       140,000
  Common stock issued to acquire Germany Oil Company                                            -       144,530             -
  Preferred stock issued to acquire Germany Oil Company                                         -     8,093,380             -
  Preferred stock issued for legal settlement                                             500,000             -             -
  Common stock issued to pay off debt of unconsolidated affiliate                          60,520             -             -
  Increase in bank borrowings and advances on notes receivable                          2,300,000             -             -
  Reduction of bank borrowings and notes receivable                                     1,267,500             -             -

The accompanying notes are an integral part of these consolidated financial statements.

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994



1.   ORGANIZATION, FINANCIAL CONDITION AND BUSINESS COMBINATIONS

     Organization - LaTex Resources, Inc. (the Company) is an oil and gas
     ------------
     company engaged in the acquisition of and enhancements to producing oil and gas properties. The Company's principal oil and gas production operations are conducted in Oklahoma, Texas, Louisiana, Mississippi and Alabama. The Company, until the fourth quarter of fiscal 1996, was also involved in the exploration and development of oil and gas prospects located in Tunisia and Kazakhstan, C. I. S.

     Financial Condition - The Company's aggressive policy of oil and gas
     -------------------
     property acquisitions, unsuccessful foreign oil and gas exploration and unsuccessful investments in their unconsolidated affiliates, along with substantial operating losses for the current and preceding two years, has resulted in a working capital deficit and non-compliance with certain loan covenants at July 31, 1996. (See Note 5)

     The items of non-compliance have not been waived by the lender for the year ended July 31, 1996 and the Company was operating under a "forbearance" agreement. The "forbearance period" was from July 26, 1996 to November 29, 1996. The Company is currently seeking an extension of the forbearance agreement until such time as the proposed Alliance Resources Plc merger (See Note 17) can be consummated.

     The Company's financial statements for the year ended July 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $10,230,783 for the year ended July 31, 1996 and as of July 31, 1996 has an accumulated deficit of $11,747,860 and a deficit working capital of $10,564,424.

     The Company expects to incur substantial expenditures to develop its undeveloped reserves and acquire additional producing oil and gas properties, however, without raising additional capital the Company will be unable to achieve its business objective or reduce its working capital deficit. Management plans for raising additional capital include consideration of alliances or other partnership arrangements or potential merger opportunities.

     The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. See Note 17 regarding proposed transaction with Alliance Resources Plc. No assurances can be given that the Company will be successful in raising additional capital or consummating a business alliance. Further, there can be no assurance assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


1.   ORGANIZATION, FINANCIAL CONDITION AND BUSINESS COMBINATIONS (continued)

     Disposition of Panda Resources, Inc. and Its Wholly Owned Subsidiary
     --------------------------------------------------------------------
     Richfield Natural Gas, Inc., July 1993
     --------------------------------------

     In July 1993 the Company sold its wholly owned subsidiary, Panda Resources, Inc., and Panda's wholly owned subsidiary, Richfield Natural Gas, Inc. Final post closing adjustments were in dispute until December 1995 when a settlement agreement by the various parties resulted in a judgment against LaTex Resources, Inc. in the amount of $1,810,382. This amount is reflected in the 1996 consolidated financial statement as a loss on disposal of discontinued subsidiaries.

     Proceeds from Private Placement
     -------------------------------

     On January 26, 1994, pursuant to a private placement, the Company issued 2,000,000 newly issued shares of common stock.

     Proceeds from this offering were as follows:

           Gross proceeds                         $  2,200,061
           Less: Commissions                           165,000
                 Legal fees                             10,000
                 Other expenses                          9,218
                                                  ------------

                          Net proceeds            $  2,015,843
                                                  ============

     Acquisition of Germany Oil Company
     ----------------------------------

     Effective March 31, 1995 through a series of transactions, the Company acquired all of the issued and outstanding stock of Germany Oil Company ("Germany") in exchange for 250,000 and 11,800 of the Company's common and Series A Convertible Preferred Stock, respectively. The ratio of the number of shares received by the stockholders of Germany was determined through arms length negotiations between the Chairman of the Board and President of the Company and the President of Germany. The Company also issued 370,000 shares of the Series B Convertible Preferred Stock and $8,900,000 in cash to retire a volumetric production payment and acquire all of the related contract rights mortgages, vendor liens and security interests. In addition, the Company paid $1,742,294 in cash, issued 482,201 shares of its Series A Convertible Preferred Stock and $87,998 in notes payable to acquire and retire certain indebtedness of Germany. The transaction was accounted for as a purchase. The fair value of assets and liabilities of Germany at date of acquisition follows:

           Current assets                                  $     773,088
           Current liabilities                                (4,309,479)
           Oil and gas properties                             22,504,593
                                                           -------------

                                                           $  18,968,202
                                                           =============

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


2.   SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

     Inventories
     -----------

     Included in inventories at July 31, 1996 and 1995 are crude oil inventories at market value of $175,493 and $90,976, respectively.

     Accounting Estimates
     --------------------

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial Instruments
     ---------------------

     The fair value of current assets and current liabilities are assumed to be equal to their reported carrying amounts due to the short maturities of these financial instruments. Due to the Company's financial position, it is not practicable to estimate the fair value of the Company's long-term debt; additional information pertinent to its value is provided in Note 5 to the consolidated financial statements.

     The Company is required, by agreement with its primary lender (Bank of America), to participate in various hedging programs, executed by Bank of America, to protect against fluctuations in oil gas prices and interest rates. See Note 15 for discussion of the fair market value of these contracts.

     The carrying value of all other financial instruments approximates fair value.

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


2.   SUMMARY OF ACCOUNTING POLICIES (continued)

     Concentrations of Credit Risk
     -----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of exposure to any one institution. In the case of default of any one financial institution, no cash investments exist that are not covered by the FDIC. The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral.

     Revenue Recognition
     -------------------

     The Company recognizes oil and gas production and gas marketing revenue in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

     Property, Equipment, Depreciation and Depletion
     -----------------------------------------------

     The Company uses the successful efforts method to account for costs in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Undeveloped oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on Company experience. Depletion and depreciation are calculated on the units of production method based upon current estimates of oil and gas reserves provided by management.

     Non oil and gas property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of non oil and gas assets. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

     Intangible Assets
     -----------------

     Intangible assets consist primarily of debt issuance costs. Debt issuance costs are amortized over the term of the related debt.

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


2.   SUMMARY OF ACCOUNTING POLICIES (continued)

     Income Taxes
     ------------

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Gas Balancing
     -------------

     The Company follows the sales method of accounting for gas imbalances. A liability is recorded only if the Company's excess takes of natural gas volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells when the Company has taken less than its ownership share of gas production.

     Earnings Per Common Share
     -------------------------

     Earnings per common share is computed based upon the weighted average common shares outstanding. Outstanding stock options and warrants of LaTex Resources are excluded from the weighted average shares outstanding since their effect on the earnings per share calculation is immaterial or antidilutive.

     FASB Accounting Standards
     -------------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 119 (SFAS 119), Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This Statement generally requires disclosures about amounts, nature, and terms of derivative financial instruments. The Company has adopted SFAS 119 for the fiscal year ended July 31, 1996.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 for the fiscal year ending July 31, 1997. The Company expects the adoption of SFAS 121 will not have a material effect on its financial statements.

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


2.   SUMMARY OF ACCOUNTING POLICIES (continued)

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument plan. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to adopt the disclosure requirements of SFAS 123 for the fiscal year ending July 31, 1997.

     Reclassification
     ----------------

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.


3.   ACCOUNTS AND NOTES RECEIVABLE AND INVESTMENTS IN AND ADVANCES TO AFFILIATES


     Accounts and Notes Receivable - Related Parties
     -----------------------------------------------
                                                       1996         1995
                                                    -----------  ----------
                                                                 (Restated)
     Accounts receivable - officers,
       directors and employees                      $  100,481   $  354,261
     Note receivable - officers,
       directors, shareholders
       and employees (See Note 12)                     291,816      236,344
                                                    ----------   ----------

       Total                                        $  392,297   $  590,605
                                                    ==========   ==========

     Accounts and Notes Receivable - Other
     -------------------------------------
                                                        1996        1995
                                                    ----------   ----------
                                                                 (Restated)

     Oakland Petroleum Operating Company, Inc.      $1,267,500   $        -

     Panda Resources, Inc.                                   -      584,172

     Other accounts receivable from
       third parties                                     5,820      112,516
                                                     ----------  ----------

       Less current maturities                         515,820      696,688
                                                     ----------  ----------

       Total                                        $  757,500   $        -
                                                     ==========  ==========

                                 LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


3.   ACCOUNTS AND NOTES RECEIVABLE AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The non-interest bearing note receivable from Oakland Petroleum Operating, Inc. (Oakland) represents the balance due to the Company for a loan entered into with the Company's primary lender for a joint purchase of property. The original amount was approximately $2,300,000 of which $1,267,500 was still outstanding at July 31, 1996. The note receivable is offset by a comparable amount included in the Company's long-term debt. Oakland pays all principal and interest payments directly to the Company's primary lender.

     Investments in and Advances to Affiliates
     -----------------------------------------

     Investments in and advances to affiliates includes the following:


                                                   1996         1995
                                                -----------  -----------
                                                             (Restated)

     Wexford Technology, Inc.                   $         -  $ 1,987,898
     Imperial Petroleum, Inc.                             -    1,640,609
     Others                                               -       18,973
                                                -----------  -----------
       Total                                    $         -  $ 3,647,480
                                                ===========  ===========

     See Note 6 - WRITE OFFS.


 4.  INCOME TAXES

     The provisions for income taxes are as follows:


                                                  1996      1995      1994
                                                --------  --------  --------
                                                         (Restated)
                                                        (in thousands)
     Current:
        State                                   $      -  $     35  $      -
                                                ========  ========  ========

                             LATEX RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


 4.  INCOME TAXES (continued)

     Income taxes differed from the amounts computed by applying the U.S. federal tax rate of 34% as a result of the following:


                                               1996       1995       1994
                                            ---------  ---------- ---------
                                                       (Restated)
                                                     (in thousands)
     Computed "expected" tax benefit        $(3,478)   $   (835)  $   (144)
     State income taxes net of federal
       benefit                                   (1)         12          -
     Increase in valuation allowance
       for deferred tax assets                3,844         294         93
     Equity in net losses of affiliates           -         102         72
     Excess statutory depletion                (152)        237          3
     Other                                     (213)        225        (24)
                                             -------   --------   ---------
       Actual income tax expense            $     -    $     35   $      -
                                            ========   ========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                            1996       1995       1994
                                          --------  ----------  --------
                                                    (Restated)
                                                  (in thousands)
     Deferred tax liabilities:
       Property, plant and equipment      $ 1,574      $1,390   $   401
                                          -------      ------   -------

          Total deferred tax liabilities    1,574       1,390       401
                                          -------      ------   -------

     Deferred tax assets:
       Net operating losses                 4,300       1,521       350
       Investment write-downs                 917           -         -
       Percentage depletion carryforward      392         240       133
       Accrued expenses not deductible
         until paid                           180           -         -
       Other                                    5           5         -
                                          -------      ------   -------

         Total deferred tax assets          5,794       1,766       483
                                          -------      ------   -------

         Valuation allowance               (4,220)       (376)      (82)
                                          -------      ------   -------

         Net deferred tax assets            1,574       1,390       401
                                          -------      ------   -------
          Net deferred tax
            asset (liability)             $     -      $    -   $     -
                                          =======      =======  =======

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


 4.  INCOME TAXES (continued)

     A valuation allowance is required when it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon future profitability. Accordingly, a valuation allowance has been established to reduce the deferred tax assets to a level which, more likely than not, will be realized.

     The Company has net operating loss (NOL) carryforward to offset its earnings of approximately $11,390,000. Additionally, approximately $10,490,000 of NOL carryforwards are available to offset the future separate company earnings of Germany. If not previously utilized, the net operating losses will expire in varying amounts from 2006 to 2011.


 5.  NOTES PAYABLE

                                                   1996          1995
                                               ------------  ------------
                                                              (Restated)

     Bank note (A)                             $ 22,206,707  $ 24,210,000

     Other                                           29,160        69,532
                                               ------------  ------------

     Total                                       22,235,867    24,279,532

     Less - current maturities                   22,235,867     3,644,723
                                               ------------  ------------

     Long-term debt, net                       $          -  $ 20,634,809
                                               ============  ============

     (A) Note payable dated April 18, 1995, for $23,000,000 with option of an additional $2,000,000 for six months for approved workovers, recompletions and development drilling of specified reserves. Principal due monthly of $365,000 including Oakland Petroleum Co. payment of $42,500 monthly. Interest due monthly at the higher of a Base Rate (the higher of the Bank of America Reference Rate and the Federal Fund Rate plus .5% per annum) plus 1% per annum and the London Interbank Offered Rate plus 2%. The current rate at July 31, 1996 was 7.469%. Matures March 30, 2000. Amounts outstanding are secured by mortgages which cover certain of the Company's oil and gas properties.

     The Company's existing debt agreements contain certain covenants, including maintaining a positive current ratio of 1.0, excluding current portion of long-term debt, maintaining a minimum tangible net worth of $10,000,000, maintaining a minimum cash or cash equivalents balance of $500,000, maintaining working capital of at least $500,000, the negative covenant related to permitted investments, and the covenant relating to default on other indebtedness in excess of $50,000.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

 5.  NOTES PAYABLE (continued)

     The Company was not in compliance with the current ratio, cash equivalent, minimum tangible net worth, and working capital covenants at July 31, 1995. The items of non-compliance were subsequently waived by the lender for the year ended July 31, 1995 and through January 31, 1996. The Company was not in compliance with the above noted covenants at July 31, 1996 and was operating under a "forbearance" agreement discussed in Note 1 to the financial statements. The "forbearance" agreement expired on November 29, 1996 and the bank has not extended the agreement. The debt agreement contains various acceleration provisions of the due date in the event of non-compliance. Accordingly, the entire unpaid balance has been classified as a current liability at July 31, 1996.

 6.  WRITE OFFS

     Investments
     -----------

     During the fourth quarter of fiscal 1996, the Company wrote off its investments in Wexford Technology, Incorporated (Wexford) and Imperial Petroleum, Inc. (Imperial). The Company has not been able to obtain reliable current financial information, accordingly, summarized financial information is not presented.

     The Company acquired 32.3% of Wexford through a series of transactions culminating in May 1994. During the fourth quarter fiscal 1996, the Company recorded a charge to earnings of $2,372,752 to write off its investment. Wexford is presently in default on its bridge debt and has received numerous written demands for payment and correspondence threatening litigation. Included in the write off was $1,462,765 in notes receivable.

     The Company owns 12% of the common stock of Imperial and certain officers, directors and employees of the Company own 28.8%. During the fourth quarter of fiscal 1996, the Company recorded a charge to earnings of $1,797,378 to write off this investment. Imperial is currently in default on its bank debt. Included in the write off of the Company's investment was $722,603 in notes receivable.

     Wexford and Imperial are both development stage enterprises that are seeking capital infusion to complete their facilities and achieve commercial operations. Neither Wexford nor Imperial have been able to raise additional debt or equity capital. Further, there can be no assurance, assuming Wexford and Imperial successfully raise additional funds or enter into a business alliance, that they will achieve commercial operations or positive cash flow.

     Exploration Prospects
     ---------------------

     During the fourth quarter of fiscal year 1996, the Company recorded a charge to earnings of $955,496 to write off costs incurred in connection with a venture in Kazakhstan C.I.S. Subsequent to July 31, 1996, the Company received written notice that the Company may be in breach of its agreements related to the venture. The Company believes it is in substantial compliance with the operating agreement governing the project. In addition, the Company has been notified that Uzenmunaigaz, the regional production association for the Middle Caspian Basin, may seek to further alter the terms of a contract in a manner which the Company believes would be detrimental to the project's viability.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


 6.  WRITE OFFS (continued)

     During fiscal 1993 the Company, through a subsidiary, acquired an interest in a permit granted by the Republic of Tunisia for the exploration and production of oil and gas from a 4,936 square kilometer (1,220,000 acres) area located in north-central Tunisia. Initial seismic acquisition activities began in 1994. The first exploratory well was spudded in fiscal 1995. This well was drilled and temporarily abandoned prior to reaching the objective depth.

     In fiscal 1996, the operator of the project, in response to a request from the Tunisian government, permanently plugged the well and restored the well site. The Company has insufficient capital to continue the project and, due to the limited time remaining on the exploration permit, decided to abandon the project and write off its investment.


  7. SAVINGS AND PROFIT SHARING PLAN

     The Company maintains an employee savings and profit sharing plan (the
     Plan) which covers substantially all of its employees. The Plan is comprised of a 401(k) savings portion and a noncontributory defined contribution portion. Employees are qualified to participate after approximately one year of service. Participation in the 401(k) plan is voluntary, and the Company matches contributions up to four percent of the employees' salary at a rate of 33 1/3 percent of the employee's contribution. Employees are allowed to contribute the maximum amount allowed by the Internal Revenue Code each year, subject to nondiscrimination rules.

     The noncontributory defined contribution portion of the Plan allows the Company to share annual profits with employees. Annual payments to the Plan are elective. Management elected to make no contributions to the Plan for 1996, 1995, or 1994. The Company is under no obligation to make contributions to the Plan in the future.


  8. STOCK OPTIONS

     Stock Option Plan
     -----------------

     The 1993 Incentive Stock Plan (the "Plan") was effective December 8, 1993.

     The Plan is administered by a Compensation Committee consisting of not less than three members of the Board of Directors and a special committee appointed by the Board of Directors, as necessary.

     The aggregate number of shares of the Company's Common Stock issuable under the Plan is 2,000,000. Such stock will be made available from the Company's authorized but unissued Common Stock or from Stock held as Treasury Stock.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


  8. STOCK OPTIONS (continued)

     Options and Appreciation Rights
     -------------------------------

     This Plan authorizes the Committee to grant to key employees options to purchase the Company's Common Stock which may be in the form of incentive stock options ("ISO's"), or in the form of non-statutory options ("Non-Statutory Options"). The term of each option shall be for such period as the Committee determines but no longer than ten years from the date of grant or five years to an individual who is a 10% stockholder of the Company.

     The aggregate fair market value exercisable by an individual optionee during any calendar year under all stock option plans of the Company may not exceed $100,000. The exercise price per share for the Common Stock covered by any Options shall be determined by the Committee and, provided that in the case of an ISO and the per share exercise price shall be not less than the fair market value (or in the case of an ISO granted to an individual who at the time is a 10% Stockholder, 110% of the fair market value) of one share of Common Stock. Options to purchase 1,690,000 shares of common stock were granted under the Plan. (See Note 17)

     Restricted Stock Awards
     -----------------------

     The Plan authorizes the Committee to grant restricted Common Stock ("Restricted Stock") to key employees. The Committee may designate a restriction period with respect to such shares of not less than one year but not more than five years (the "Restriction Period") during which an employee will not be permitted to sell, transfer, pledge or assign shares of Restricted Stock awarded to him, provided that within such limitations, the Committee may provide for the lapse of such restrictions installments where deemed appropriate. Upon termination of employment during the Restriction Period for any reason, all shares of Restricted Stock with respect to which restrictions have not yet expired will be forfeited by the employee and returned to the Company.

     The Plan also authorizes the Committee to award tax gross-up rights which entitle the grantee to cash payments from the Company at such time as income and/or excise tax liabilities arise with respect to grants under the Plan. Tax gross-up rights may be granted coincident with or after the date of grant of the related Option or Restricted Stock awards. No restricted shares have been issued at July 31, 1996. (See Note 17)

 9.  WARRANTS

     As of July 31, 1996, the Company, in connection with the sale of previously unissued common stock, has 2,700,000 Warrants outstanding. The sale included 2,587,500 of the Warrants which were detachable from the Stock/Warrant Units upon issuance and trade separately from the Units and Common Stock. Unless exercised, the 2,587,500 Warrants automatically expire on November 19, 1997. Pursuant to the terms of the Warrants, the Board of Directors of the Company may reduce the exercise price, $4.25, of the Warrants and may also extend the period during which the Warrants may be exercised. The Warrants may be redeemed by the Company at a price of $0.01 per Warrant with 30 days prior written notice by the Company.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

 9.  WARRANTS (continued)

     In addition, the Company issued Warrants to the underwriter of the offering for $.01 per Warrant (underwriter Warrants) to purchase up to 112,500 units for $4.44 per unit. These Warrants are exercisable, in part or whole, until November 16, 1997. The Company also has agreed to register, at its sole cost and expense, all or a portion of the underwriter Warrants and/or the shares issuable, upon the exercise of the Warrants during the period November 10, 1993 to November 16, 1997.

     The Company has also issued 1,516,000 private Warrants, exercisable at a price ranging from $.75 to $3.25 at a ratio of 1 to 1. These Warrants expire at various dates from January 26, 1997 to October 31, 2001.

10.  PREFERRED STOCK

     The Board of Directors has the authority to issue 5,000,000 shares of Preferred Stock, in one or more series, and to fix the rights, preferences, qualifications, privileges, limitations or restrictions of each such series without any further vote or action by the shareholders, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences and the number of shares constituting any series or the designations of such series.

     The Company's Series A Convertible Preferred Stock (i) pays annual dividends at the rate of $0.20 per share payable quarterly in cash (or, if payment of cash dividends is prohibited by the Company's senior lender, payable in additional shares of Series A Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of the Company's common stock of $10.00 per share plus accrued and unpaid dividends, (iv) is redeemable at the option of the Company at a redemption price of $10.00 per share plus accrued and unpaid dividends, (v) is convertible by the holder into shares of the Company's common stock at a conversion price of $3.33 per share, and
     (vi) has piggyback registration rights in the event the Company seeks to make a registered public offering of its common stock. There are 451,097 and 442,281 shares of Series A Convertible Preferred Stock outstanding at July 31, 1996 and 1995, respectively.

     The Series B Convertible Preferred Stock (i) pays annual dividends at the rate of $1.20 per share payable quarterly in cash (or, if payment of cash dividends is prohibited by the Company's senior lender, payable in additional shares of Series B Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of the Company's Series A Convertible Preferred Stock and the Company's common stock of $10.00 per share plus accrued and unpaid dividends, (iv) is redeemable at the option of the Company at a redemption price of $10.00 per share plus accrued and unpaid dividends, and (v) is convertible by the holder into shares of the Company's common stock at an initial conversion price of $1.50 per share, subject to adjustment from time to time to prevent dilution. By separate agreement, the Company has granted certain demand registration rights and piggyback registration rights in the event the Company seeks to make a registered public offering of its common stock. There are 479,345 and 381,100 shares of Series B Convertible Preferred Stock outstanding at July 31, 1996 and 1995, respectively.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


11.  LITIGATION, COMMITMENTS AND CONTINGENCIES

     Litigation - In connection with the Company's sale of its subsidiaries,
     ----------
     Panda Resources, Inc. and Richfield Natural Gas, Inc. in 1993, the Company became a party in three different lawsuits.

     On December 7, 1995, the Company entered into a Settlement Agreement (the "Settlement") to settle all matters related to the sale and the related litigation. Pursuant to the Settlement, the Company agreed to pay to the plaintiffs (a) $20,000 on December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay $50,000 within one year of the Settlement, an additional $50,000 within two years of the Settlement, and an additional $150,000 within three years of the Settlement, together with interest in the amount of $36,000. To secure its obligation under the Settlement, the Company stipulated in an agreed judgment that it would be liable in the amount of $1,000,000 (less any amounts paid pursuant to the Settlement) upon the Company's default of its obligations under the Settlement. In addition, the Company agreed to assume and indemnify the plaintiffs against all obligations and amounts owed under a May 2, 1989 agreement between Panda and Northern Natural Gas Company relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. Pursuant to this indemnification, the Company has been asked to indemnify one of the plaintiffs with respect to claims brought against it by Northern in a lawsuit filed March 7, 1996, as more fully discussed below.

     March 7, 1996, Northern Natural Gas Company ("Northern") filed a lawsuit against Torch Energy Advisors, Inc. ("Torch") for alleged breach of a May 2, 1989 agreement (the "Dewey County Contract") between Torch, Panda Resources, Inc. ("Panda"), and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Company has assumed the defense of this matter pursuant to the indemnification agreement entered into as part of the December 7, 1995, settlement among Torch, Panda and the Company discussed above. Northern contends that Panda failed to transport the required volumes and that the deficiency resulted in a requirement that Panda pay a total of $973,000, representing the percentage of the costs of constructing the facilities calculated under the contract formula. Northern sued Torch under a written guaranty agreement and has claimed, in addition, that Torch denuded the assets of Panda and is therefore liable for the debts of Panda. The Company maintains that, if litigation is unsuccessful to the Company, Northern would only be entitled to the amount of the contractually required volumes.

     On November 17, 1994, Associated Storage Corporation ("Associated") filed a lawsuit against the Company alleging that the Company had breached a July 21, 1993 agreement between Associated and the Company, pursuant to which Panda Resources, Inc., and Panda's wholly-owned subsidiary, Richfield Natural Gas, Inc. Associated seeks actual damages in the amount of $150,000, prejudgment interest, court costs, and attorneys' fees. Associated has filed a motion for summary adjuration which was denied by the court. The Company has asked Associated to submit to mediation.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


11.  LITIGATION, COMMITMENTS AND CONTINGENCIES (continued)

     On October 7, 1994, Northern Natural Gas Company ("Northern") filed a lawsuit against the Company alleging that the Company had breached two Firm Transportation Service Agreements dated December 1, 1990, between Northern and Panda, a former wholly-owned subsidiary of the Company. On June 6, 1996, Northern and the Company entered into a Settlement Agreement pursuant to which (a) the Company issued to Northern 50,000 shares of the Company's Series B Senior Convertible Preferred Stock which are convertible (subject to adjustment) into 333,333 shares of the Company's common stock, and (b) the Company agreed to pay Northern $465,000 in installments of $50,000 by June 21, 1996, $150,000 by May 1, 1997, $125,000 by May 1, 1998, and
     $140,000 by May 1, 1999. An agreed judgment was entered in the case, but Northern has agreed not to seek to enforce the judgment unless the Company defaults in its payment obligations. Once the required payments have been made, Northern has agreed to execute a release of the judgment. These amounts have been reflected in the Company's consolidated financial statements at July 31, 1996.

     Germany Oil Company is a named defendant in three wrongful death actions involving an accident which occurred at a heater-treatment unit on the Blowhorn Creek Millerella Oil Unit lease in Lamar County, Alabama. Each plaintiff seeks damages in the amount of $25 million. The three matters are in the initial stages of discovery and have been referred to Germany Oil Company's insurance carrier. Germany has an approximate 10% ownership interest of the property. Management believes that liability insurance coverage is adequate to cover any potential loss.

     Contingencies  - In addition to the foregoing litigation,  the Company is a
     -------------
     named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.

     Commitments
     -----------

     The Company leases office space and certain property and equipment under various lease agreements. As of July 31, 1996, future lease commitments were approximately as follows:

                      Year Ending
                        July 31,
                      -----------

                         1997                          $    168,000
                         1998                               142,000
                                                       ------------

                           Total minimum payments      $    310,000
                                                       ============

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

12.  RELATED PARTY TRANSACTIONS

     In regard to the modification and cancellation of the non-compete agreements with the two previous majority shareholders of Panda, Mr. Jeffrey T. Wilson assumed the notes receivable due the Company by the two former shareholders in the amount of $339,650 plus accrued interest. The Board has voted to forgive $380,624, representing the total notes and accrued interest, due from Mr. Wilson.

     The Company from time to time, has made loans to certain officers, directors and stockholders. The loans are evidenced by demand notes payable due on or before December 31, 1996, bearing interest of various rates.

13.  BUSINESS SEGMENTS

     The Company's operations involve oil and gas exploration, production and lease operations. Additionally, crude oil and crude oil by-products are marketed through a wholly owned subsidiary. Intersegment sales are made at prices prevailing in the industry at the time of sale. The following table sets forth information with respect to the industry segments of the Company.

                               1996       1995       1994
                            ----------  ---------  ---------
                                        (Restated)
                                      (in thousands)
Revenues:
 Oil and gas
  production and
  lease operations            $12,991    $ 9,220    $ 9,305
 Marketing                        540      1,223      2,780
                              -------    -------    -------

                               13,531     10,443     12,085

 Intersegment                   3,658      3,023      2,884
                              -------    -------    -------

Total revenues                $17,189    $13,466    $14,969
                              =======    =======    =======

Operating income (loss):
 Oil and gas
  production and
  lease operations            $(4,477)   $(1,440)   $  (187)
 Marketing                         78        231        317
 Other                              4         93         75
                              -------    -------    -------

Net operating income
   (loss)                     $(4,395)   $(1,116)   $   205
                              =======    =======    =======

The Company sold 16% of its consolidated oil and gas revenue to Enron Reserve Acquisition Corporation for the year ended July 31, 1996. The Company had no other purchasers in excess of 10% of consolidated oil and gas revenue.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


13.  BUSINESS SEGMENTS (continued)

                                      1996       1995       1994
                                    --------   --------   --------
                                              (Restated)
                                            (In thousands)
     Identifiable assets:
       Oil and gas production       $31,830    $37,371    $12,677
       Marketing                        429        606        620
       Other                          6,707      9,946      7,962
                                    -------    -------    -------

                                    $38,966    $47,923    $21,259
                                    =======    =======    =======


     Depreciation, depletion,
       and amortization:
       Oil and gas production       $ 4,210    $ 2,403    $ 1,984
       Marketing                          3          5          7
       Other                            493        303        223
                                    -------    -------    -------

                                    $ 4,706    $ 2,711    $ 2,214
                                    =======    =======    =======


     Capital expenditures:
        Oil and gas production      $ 3,759    $ 4,759    $ 4,205
        Marketing                         -          -          -
        Other                            15         56         52
                                    -------    -------    -------

                                    $ 3,774    $ 4,815    $ 4,257
                                    =======    =======    =======



14.  SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES

     Results of Operations from Oil and Gas Producing Activities
     -----------------------------------------------------------

     The following sets forth certain information with respect to the Company's results of operations from oil and gas producing activities for the years ended July 31, 1996, 1995 and 1994. All of the Company's oil and gas producing activities are located within the United States. The dry hole costs include $2,491,299 related to the Tunisia project.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

                                        1996            1995         1994
                                      ----------      ----------   ----------
                                                     (Restated)
                                                   (In thousands)

     Revenues                         $   11,980      $    8,585   $    8,703
     Production costs                      5,737           4,693        4,312
     Gross production taxes                  871             572          529
     Dry hole costs and
        abandonments                       3,586             104          113
     Depreciation and depletion            4,210           2,403        1,984
                                      ----------      ----------   ----------

     Results of operations
       before income taxes                (2,424)            813        1,765
     Income tax expense                        -               -          671
                                      ----------      ----------   ----------
     Results of operations
       (excluding corporate
       overhead and interest
       costs)                         $   (2,424)     $      813   $    1,094
                                      ==========      ==========   ==========


     Capitalized Costs and Costs Incurred Relating to Oil and Gas Producing Activities
     ---------------------------------------------------------------------------------

                                        1996            1995         1994
                                      ----------      ----------   ----------
                                                     (Restated)
                                                   (In thousands)

     Proven properties                $   40,316      $   38,690   $   16,208
     Unproven properties                     949           4,312            -
                                      ----------      ----------   ----------

       Total capitalized costs            41,265          43,002       16,208

     Less - accumulated
       depreciation and
       depletion                           9,435           5,631        3,555
                                      ----------      ----------   ----------

       Net capitalized costs          $   31,830      $   37,371   $   12,653
                                      ==========      ==========   ==========

     Costs incurred during
       the year:
         Property acquisition
           costs                      $        -      $        -   $        -
         Exploration costs                 2,631             104          113
         Development costs                 1,480             763          787
         Purchase of minerals
           in place                        2,800          22,613        1,740

                                       F-25

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

     Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)
     ---------------------------------------------------------------

     The estimates of proved oil and gas reserves utilized in the preparation of the consolidated financial statements were prepared by independent petroleum engineers at July 31, 1996. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company's reserves are located onshore in the United States.

     The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. In addition, a portion of the Company's proved reserves are undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

     Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. The following is an analysis of the Company's proved oil and gas reserves.

                                                     Oil (MBbls)  Gas (MMcf)
                                                     -----------  ----------

     Proved reserves at July 31, 1993                    2,455.3       9,391
     Revisions of previous estimates                       423.3         346
     Extensions, discoveries and other additions         2,075.9       2,215
     Production                                           (335.3)     (2,107)
     Purchases of reserves-in-place                        112.4       1,924
     Sales of reserves-in-place                           (211.7)       (836)
                                                     -----------  ----------
     Proved reserves at July 31, 1994                    4,519.9      10,933

     Revisions of previous estimates                    (1,686.8)     (1,793)
     Extensions, discoveries and other additions               -           -
     Production                                           (359.0)     (2,612)
     Purchases of reserves-in-place                      1,562.3      21,202
     Sales of reserves-in-place                                -           -
                                                     -----------  ----------
     Proved reserves at July 31, 1995 (Restated)         4,036.4      27,730

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

                                                 Oil (MBbls)      Gas (MMcf)
                                                 -----------      ----------

     Revisions of previous estimates                 2,566.8           3,888
     Extensions, discoveries and other additions           -               -
     Production                                       (405.0)         (3,481)
     Purchases of reserves-in-place                    248.7           2,190
     Sales of reserves-in-place                        (93.9)         (2,155)
                                                 -----------      ----------

     Proved reserves at July 31, 1996                6,353.0          28,172
                                                 ===========      ==========

                                                 Oil (MBbls)      Gas (MMcf)
                                                 -----------      ----------
     Proved developed reserves at
       July 31, 1993                                 2,217.0           8,858
       July 31, 1994                                 3,843.0           9,495
       July 31, 1995 (Restated)                      4,036.4          27,730
       July 31, 1996                                 4,952.9          27,757

     Subsequent to year end, the Company has entered into letters of intent with two parties to sell oil and gas properties for approximately $1,500,000. The Company chose not to include those properties in its reserve appraisal at July 31, 1996.

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
     ---------------------------------------------------------------------------
     Oil and Gas Reserves (Unaudited)
     --------------------------------

     The "Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves" (Standardized Measure) is a disclosure requirement under SFAS No. 69. The Standardized Measure does not purport to present the fair market value of proved oil and gas reserves. This would require consideration of expected future economic and operating conditions, which are not taken into account in calculating the Standardized Measure.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves. Future cash inflows were reduced by the estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company's tax basis in the associated proved oil and gas properties. Tax credits and permanent differences were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

                             LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (continued)

                                                          Year Ended
                                          -------------------------------------------
                                          July 31, 1994  July 31, 1995  July 31, 1996
                                          -------------  -------------  -------------
                                                          (Restated)
                                                        (In thousands)

     Future cash inflows                   $     87,093   $     99,585   $    181,566
     Future costs - future production
       and development costs                     49,490         43,794         79,763
                                          -------------  -------------  -------------

     Future net cash inflows before
       income tax expense                        37,603         55,791        101,803

     Future income tax expense                    9,151          8,705         25,486
                                          -------------  -------------  -------------

     Future net cash flows                       28,452         47,086         76,317

     10% annual discount for estimated
       timing of cash flows                      14,175         22,130         35,869
                                          -------------  -------------  -------------

     Standardarized Measure of
     discounted future net cash
     flows                                $      14,277  $      24,956  $      40,448
                                          =============  =============  =============

     Changes in Standardized Measure of Discounted Future Net Cash Flows
     -------------------------------------------------------------------
     Relating to Proved Oil and Gas Reserves (Unaudited)
     ---------------------------------------------------

     The following is an analysis of the changes in the Standardized Measure during the periods presented:

                                                          Year Ended
                                          -------------------------------------------
                                          July 31, 1994  July 31, 1995  July 31, 1996
                                          -------------  -------------  -------------
                                                          (Restated)
                                                        (In thousands)
Standardized Measure -
  beginning of year                       $       9,993  $      14,277   $     24,956
Increases (Decreases)
  Sales, net of production costs                 (3,799)        (3,800)        (5,779)
  Net change in sales prices,
    net of production costs                       2,600         (9,108)        20,712
  Discoveries and extensions,
    net of related future
    development production costs                  4,762              -              -
  Changes in estimated future
    development costs                            (1,521)         1,182         (2,889)
  Revisions of previous
    quantity estimates                              225         (4,260)        11,260
  Accretion of discount                               -          1,428          2,181
  Net change in income taxes                          -            236         (8,944)
  Purchases of reserves-in-place                  2,459         20,700          2,093
  Sales of reserves-in-place                       (974)             -         (3,142)
  Timing of production of
    reserves and other                              532          4,301              -
                                          -------------  -------------  -------------
Standardized Measure - end of year        $      14,277  $      24,956  $      40,448
                                          =============  =============  =============


                   Note to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

15.  HEDGING

     Oil and Gas - The Company is required, by agreement with its primary lender
     -----------
     (Bank of America), to participate in a price protection program, executed by Bank of America, for a majority of its gas sales for a 36 month period until March 31, 1998. Oil is hedged at a floor of $16.50/Bbl and a ceiling of $19.82/Bbl based on projected monthly production. Gas is hedged at $1.806/MMBtu based on projected monthly production. The production rates were calculated by Bank of America from reserve report data and are fixed by Bank of America. The monthly hedge amount is calculated by Bank of America from published market rates. The current hedging agreement does not allow for full benefit from prices above the ceiling amount.

     The hedging gains or losses for the years ended July 31, 1996 and 1995 are as follows:

                                                           1996          1995
                                                       ----------     ----------
                                                                      (Restated)
         Oil                                           $  (200,447)   $  (4,397)
         Gas                                            (1.275,206)     161,698
                                                       -----------    ---------
           Net hedging income (loss)                   $(1,475,653)   $ 157,301
                                                       ===========    =========


     The hedging gains and losses are included in oil and gas revenue for the years indicated.

     Interest - The Company is required, by agreement with its primary lender
     --------
     (Bank of America), to participate in an interest rate protection program, executed by Bank of America, until February 29, 2000, for its debt to its primary lender. Interest is hedged to achieve a fixed rate of 7.49% based on a fixed amortization schedule determined at loan origination. The hedging losses for the year ended July 31, 1996 and 1995 are $504,303 and $80,151, respectively, and are included in interest expense for the years indicated.

     The off-balance sheet liability for all future hedging commitments based on current year end prices and rates are as follows:

         Oil                                           $   669,405
         Gas                                             1,668,202
         Interest                                        1,291,680
                                                       -----------
           Net liability                               $ 3,649,287
                                                       ===========

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

16.  RESTATEMENT OF PRIOR YEAR

     Effective March 31, 1995 the Company acquired Germany Oil Company ("Germany") in a purchase transaction. The net assets acquired consisted primarily of oil and gas properties. In connection with the transaction the Company failed to allocate the purchase price to all assets acquired as required by generally accepted accounting principles. During fiscal 1996 the Company, based on the reports of independent petroleum engineers, reallocated the adjusted purchase price as of the date of acquisition. Accordingly, the previously reported 1995 amounts have been restated as follows:

                                                                     Statement of
                                        Asset        Liability       Operations
                                      Increase       (Increase)      (Increase)
                                     (Decrease)       Decrease        Decrease
                                     -----------     -----------     -----------
       Oil and gas properties        $ 7,859,993     $         -     $         -
       Goodwill                       (9,929,199)              -               -
       Deferred loan cost                871,270               -               -
       Accounts payable                                1,197,936
       Goodwill amortization            (220,650)              -         220,650
       Depletion expense                 (49,283)              -          49,283
       Amortization expense               58,085               -         (58,085)
                                     -----------     -----------     -----------
            Total                    $(1,409,784)    $ 1,197,936     $   211,848
                                     ===========     ===========     ===========

17.  SUBSEQUENT EVENTS

     Proposed Merger With Alliance Resources Plc - As a result of the demands
     -------------------------------------------
     placed upon the Company by its primary lender, the Company's continuing working capital deficit, its deteriorating financial condition and the inability of the Company to raise additional debt or equity capital, management of the Company, in the forth quarter of fiscal 1996, determined to seek an equity infusion through a strategic merger with a suitable merger candidate. Management's primary objective in seeking a merger partner was to solve the working capital deficit of the Company through an equity infusion while minimizing dilution to the shareholders. Although the Company considered several potential transactions. Alliance Resources Plc ("Alliance") emerged as the candidate most likely to meet the objectives of the Company. The Company has entered into an Agreement and Plan of Merger ("Alliance Merger Agreement") dated August 12, 1996 with Alliance Resources Plc, a company organized under the laws of the United Kingdom ("Alliance"), Pursuant to which the Company will merge ("Alliance Merger") with a wholly-owned U.S. subsidiary of Alliance.

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

17.  SUBSEQUENT EVENTS (continued)

     Under the terms of the Alliance Merger Agreement and after giving effect to a 1 for 40 reverse stock split to be completed by Alliance, the holders of the Company's common stock will receive 0.8806 ordinary shares of Alliance for each share of such common stock, the holders of the Company's Series A Convertible Preferred Stock will receive 2.6445 ordinary shares of Alliance for each share of such Series A Convertible Preferred Stock, and the holders of the Company's Series B Senior Convertible Preferred Stock will receive 5.8709 ordinary shares of Alliance for each share of such Series B Senior Convertible Preferred Stock. Following the Alliance Merger, the holders of the Company's common and preferred stock will own, as a group, approximately 72% of the issued and outstanding ordinary shares of Alliance and the Company will become a wholly-owned subsidiary of Alliance. Holders of outstanding warrants to purchase shares of the Company's common stock will receive from Alliance replacement warrants to purchase shares of Alliance ordinary shares on substantially the same terms.

     It is anticipated that the merger will provide the Company with sufficient capital resources to eliminate its existing working capital deficit, refinance the Company's senior debt and eliminate the hedging agreements, and provide development capital for exploration of the Company's oil and gas properties. In addition, the Company believes that the combination of the two companies provides strategic benefits to the Company important to its long-term growth and the enhancement of shareholder value. Although Alliance's domestic oil and gas operations are significantly smaller than the Company's, the Company believes that the merger will enhance the overall financial strength of the Company and provide a stable platform from which future growth can be achieved. The strategic objectives of the combined Company will be to continue a policy of structured and stable growth in the domestic U.S. oil and gas sector while implementing projects in Western Europe, the Middle East and the former Soviet Union.

     Under the terms of the Alliance Merger Agreement, the Company is required to dispose of its interests in its unconsolidated affiliates, Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. ("LaTex Resources International") and Phoenix Metals, Inc. ("Phoenix Metals"). Effective July 31, 1996, the Company has written off its $1,811,694 investment in Wexford, its $2,372,452 investment in Imperial, and its $955,496 Investment in LaTex Resources International. The Company has entered into a Purchase Agreement with Imperial pursuant to which the Company will sell its interests in Wexford, Imperial, LaTex Resources International and Phoenix Metals to Imperial for 100,000 shares of the Company's common stock. Imperial is controlled by the Company's President and largest stockholder, Jeffrey T. Wilson. Prior to the completion of the sale, the Company intends to obtain an opinion from an independent investment banking firm as to the fairness of the transaction to the Company's stockholders.

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


17.   SUBSEQUENT EVENTS(continued)

      Effective October 21, 1996, each holder of options granted under the Company's 1993 Incentive Stock Plan agreed to terminate all options held and receive grants of restricted common stock of the Company. 1,690,000 options were canceled and 1,690,000 shares of restricted common stock were granted. The terms of the Restricted Shares provide that a holder may not sell, transfer, or otherwise dispose of any Restricted Shares as long as the Company has the right to a forfeiture of the Shares. The terms of the Restricted Stock provide that in the event that a holder's employment with the Company shall terminate for any reason other than death or total disability prior to the earlier of (a) February 1, 1997, or (b) a change in control occurs with respect to the Company, the holder shall immediately forfeit any right to the shares of Restricted Stock for which the restrictions have not otherwise lapsed.

      Disposition of Oil and Gas Properties - Subsequent to year end, the
      -------------------------------------
      Company has entered into letters of intent with two parties to sell oil and gas properties for approximately $1,500,000. The Company chose not to include those properties in its reserve appraisal at July 31, 1996.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

     The following table sets forth certain information regarding the directors, executive officers and key employees of the Company.

      Name                   Age     Position
      ----                   ---     --------

      Jeffrey T. Wilson      43      Director, Chairman of the Board, President,
                                     and Chief Executive Officer

      John L. Cox            46      Director, Vice President and Chief
                                     Financial Officer

      Malcolm W. Henley      45      Director and Vice President of Marketing

      John R. Martinson      61      Director

      Robert L. Hull         44      Vice President of Operations

      John W. Heinsius       46      Vice President of Exploration

      Stacey D. Smethers     28      Secretary


     Jeffrey T. Wilson has been a Director, Chairman of the Board and Chief
     -----------------
Executive Officer of the Company since December 1991. Mr. Wilson was a Director and Executive Vice President of Vintage Petroleum, Inc. ("Vintage") from May 1990 to July 1991. He was Vice President--Production of Vintage from January 1984 to May 1990 and Manager--Acquisitions of Vintage from May 1983 to January 1984. From August 1980 to May 1983, Mr. Wilson was an engineer with Netherland, Sewell & Associates, Inc, a petroleum engineering consulting firm, where his assignments included annual reserve appraisals, reserve acquisition appraisals and field studies. From May 1975 to August 1980, he gained experience in the oil and gas industry with Exxon Company U.S.A. in various engineering and supervisory capacities in the Louisiana and South Texas areas. Mr. Wilson holds a Bachelor of Science Degree in Mechanical Engineering from the Rose-Hulman Institute of Technology.

     John L. Cox has served as a Director of the Company since November 1995.
     -----------
Mr. Cox became Vice President of Finance and Chief Financial Officer of the Company in January 1996. From February 1992 to December 1995, Mr. Cox held the position of Controller for the Company. Mr. Cox held the positions of Controller of Panada Exploration and Assistant Controller of Panda Resources from November 1990 to January 1993. Prior to that time, he held various managerial positions with Reading & Bates Petroleum Corporation. Mr. Cox holds a Bachelor of Science Degree in Accounting from Oklahoma City University.

     Malcolm W. Henley has been Vice President of Marketing of the Company since
     -----------------
June 1992. Mr. Henley was elected to the Company's Board of Directors in September 1993. Mr. Henley has been Chairman of the Board, President, Chief Executive and Chief Operating officer of the Company's wholly-owned subsidiary ENPRO, Inc. since August, 1984. From 1981 to 1984, Mr. Henley served as Manager of Operations for a natural gas pipeline company subsidiary of Champlin Petroleum (now Union Pacific Resources). From 1976 to 1979 he served as Vice President and General Manager of Utilities Pipeline Company and between 1975 and 1976 held various positions with Continental Oil Company. Mr. Henley has a Bachelor of Arts Degree in Business Administration from Oklahoma State University and an Associates Degree in Petroleum Land Technology from Tulsa Junior College.

     John R. Martinson has been a Director of the Company since May 4, 1995.
     -----------------
Mr. Martinson has served as a consultant to the Company since August 1994.
Since January 1995, Mr. Martinson has been a principal in the merchant banking firm Martinson, O'Dell & Ogden, L.L.C., specializing in corporate and project finance. Mr. Martinson is also managing director of Wood Roberts, Inc. where he has engaged in financial consulting since January 1989. Mr. Martinson earned his Bachelor of Science Degree in Engineering at Princeton University and holds a Masters in Business Administration Degree from Northwestern University.

     Robert L. Hull has been Vice President of Operations of the Company since
     --------------
January 1992. Prior to joining the Company, Mr. Hull had been employed for seven years with Vintage Petroleum, Inc. in the position of Senior Operations Engineer. Prior to that time, Mr. Hull had been employed by other oil related companies, including Dowell-Schlumberger, Equitable Gas Co., Ladd Petroleum, Unit Corp. and Mapco. Mr. Hull holds a Bachelor of Science Degree in Geology from the University of Pittsburgh.

     John W. Heinsius has been Vice President of Exploration since February
     ----------------
1993. From October 1989 to February 1993, Mr. Heinsius held the positions of Vice President of Exploration and Manager of Gas supply for Panda Resources, Inc. Mr. Heinsius held the positions of Director of Exploration and Manager of Gas Marketing for Transok, Inc. from 1985 to October 1989. Prior to this time, he held the titles of Exploration Manager and Vice President of Exploration for Buttonwood Petroleum, Chief Geologist for Indian Wells Oil Co., Staff Geologist for Ladd Petroleum Corp. and Exploration Geologist for Texaco, Inc. Mr. Heinsius holds a Bachelor of Arts Degree in Geology from Hope College and a Master of Science Degree in Geology from Western Michigan University.

     Stacey D. Smethers has been Secretary of the Company since November 15,
     ------------------
1995. Ms. Smethers has been Executive Assistant to the President of ENPRO, Inc. and Marketing Representative for the Company from August 1992 to present. Ms. Smethers has more than seven years of varied experience in the oil and gas industry. Her areas of concentration include marketing, administration, and petroleum land management. Her prior titles include Executive Assistant, Operations Analyst, Credit Analyst, and Secretary.

     Each director is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by the shareholders. Directors who are not officers of the Company receive no cash compensation for their services. Officers are elected by and serve at the will of the Board of Directors. There are no family relationships between any director, officer or person nominated or chosen to become a director or officer and any other such person.

     The Board of Directors has established a Compensation Committee whose current members are Jeffrey T. Wilson and John R. Martinson. The Compensation Committee reviews the Company's executive compensation policies and practices and administers the Company's 1993 Incentive Stock Plan. See "Compensation Committee Interlocks and Insider Participation." The Board of Directors of the Company has not established an audit or any other committee. Directors of the Company do not receive fees for their services as directors.

Section 16(a) Reporting Deficiencies

     Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers ("NASD"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon a review of Form 3, 4 and 5 filings made by the Company's officers and directors during the fiscal year ended July 31, 1996 under Section 16(a) of the Exchange Act, the Company believes that: (i) Jeffrey T. Wilson, Chief Executive Officer, Chairman of the Board, President, and a Director of the

Company, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of options to purchase common stock; (ii) John L. Cox, Chief Financial Officer, Vice President, and a Director of the Company, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of options to purchase common stock; (iii) Malcolm W. Henley, Vice President of Marketing, and a Director of the Company, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of options to purchase common stock; (iv) Philip J. Wade, a Director of the Company until his resignation on October 8, 1996, failed to timely file two statements of change in beneficial ownership on Form 4, respecting 12 transactions involving the disposition of common stock of the Company; (v) Robert L. Hull, Vice President of Operations, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of options to purchase common stock; (vi) John W. Heinsius, Vice President of Exploration, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of options to purchase common stock; (vii) John R. Martinson, a Director of the Company, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving his acquisition of warrants to purchase common stock;
(viii) Stacey D. Smethers, Secretary of the Company, failed to timely file one statement of change in beneficial ownership on Form 4, respecting one transaction involving her acquisition of options to purchase common stock. All of the referenced delinquent filings have now been made. Except as set forth above, the Company believes that its current officers and directors have made all requisite filings under Section 16(a) of the '34 Act on a timely basis.

Item 11. Executive Compensation.

     The table below sets forth, in summary form, (1) the compensation paid, for the years shown, to Jeffrey T. Wilson, the Company's Chairman of the Board, President and Chief Executive Officer, and the four other highest-paid executive officers of the Company serving as executive officers on July 31, 1996 (the "Named Officers"); (2) the stock options and stock appreciation rights granted to the Named Officers for the years shown; and (3) long-term payouts and other compensation to the Named Officers for the years shown.

                          Summary Compensation Table

                                                                            Long Term Compensation
                                                                  ----------------------------------------
                                     Annual Compensation                     Awards             Payouts
                          --------------------------------------------------------------------------------
                                                                    Restricted   Securities
                                                    Other Annual      Stock      Underlying       LTIP      All Other
Name and Principal                Salary    Bonus   Compensation      Awards      Options/       Payouts   Compensation
Position                    Year    ($)      ($)       ($)(1)          ($)        SARs (#)         ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Jeffrey T. Wilson,          1996  100,800     ---       ---             ---      200,000(2)       ---            ---
Chairman, President         1995   97,200     200       ---             ---      150,000(3)       ---            ---
and Chief Executive         1994   96,000     ---       ---             ---          ---          ---            ---
Officer

John L. Cox,                1996   74,200     ---       ---             ---      150,000(2)       ---            ---
Vice President and          1995   55,500     200       ---             ---       50,000(3)       ---            ---
Chief Financial Officer     1994   54,000     500       ---             ---       25,000(4)       ---            ---

Malcolm W. Henley,          1996   91,000     ---       ---             ---      150,000(2)       ---            ---
Vice President of           1995   85,050     200       ---             ---       50,000(3)       ---            ---
Marketing                   1994   84,000     500       ---             ---      100,000(5)       ---            ---

John W. Heinsius,           1996   90,400     ---       ---             ---      150,000(2)       ---            ---
Vice President of           1995   83,100     200       ---             ---       50,000(3)       ---            ---
Exploration                 1994   82,000     500       ---             ---       50,000(4)       ---            ---

Robert L. Hull,             1996   90,400     ---       ---             ---      150,000(2)       ---            ---
Vice President of           1995   83,100     200       ---             ---       50,000(3)       ---            ---
Operations                  1994   82,000     500       ---             ---      125,000(6)       ---            ---

Dewitt C. Shreve,           1996    9,300     ---       ---             ---          ---          ---            ---
Executive Vice President    1995   72,900     ---       ---             ---     50,000(3)(7)      ---            ---
                            1994   72,000     ---       ---             ---    100,000(8)(7)      ---            ---

------------------------------
(1) None of the executive officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10 percent of the salary and bonus for such officers.

(2) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan exercisable at any time until December 5, 2000, at an exercise price of $0.4375 per share, the fair market value of the Company's common stock at the time of grant. By agreement between the holder of the referenced options and the Company, effective October 21, 1996, the referenced options were terminated. See "Restricted Stock Grants".

(3) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan exercisable at any time until August 1, 2000 at an exercise price of $0.47 per share, the fair market value of the Company's common stock on the date of grant. By agreement between the holder of the referenced options and the Company, effective October 21, 1996, the referenced options were terminated. See "Restricted Stock Grants".

(4) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. By agreement between the holder of the referenced options and the Company, effective October 21, 1996, the referenced options were terminated. See "Restricted Stock Grants".

(5) Reflects (a) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant, and (b) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock, issued in replacement of 50,000 non-qualified options issued to Mr. Henley in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. By agreement between Mr. Henley and the Company, effective October 21, 1996, the referenced options were terminated. See "Restricted Stock Grants".

(6) Reflects (a) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant, and (b) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 75,000 shares of common stock, issued in replacement of 75,000 non-qualified options issued to Mr. Hull in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. By agreement between Mr. Hull and the Company, effective October 21, 1996, the referenced options were terminated. See "Restricted Stock Grants".

(7) Mr. Shreve resigned his positions as Executive Vice President and a Director of the Company on January 31, 1996, and his options lapsed at that time.

(8) Reflects (a) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant, and (b) options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock, issued in replacement of 50,000 non-qualified options issued to Mr. Shreve in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant.

Stock Options

     The table below sets forth, in summary form, with respect to the Named Officers, (i) the name of such officer receiving grants of stock options from the Company during the fiscal year ended July 31, 1996; (ii) the number of securities underlying the options; (iii) the percent such grant represents of the total options granted to employees during the fiscal year ended July 31, 1996; (iv) the per-share exercise price of the options granted; (v) the expiration date of the options; and(vi) the potential realizable value at assumed annual rates of stock price appreciation.

              Option Grants in Fiscal Year Ended July 31, 1996(1)

                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                                                                       Rates of Stock Price
                                                                                         Appreciation for
                                 Individual Grants                                         Option Term
-----------------------------------------------------------------------------------  ----------------------
                                          Percent of
                         Number of           Total
                         Securities      Options/SARS
                         Underlying       Granted to       Exercise or
                        Options/SARS     Employees in      Base Price    Expiration
         Name           Granted (#)       Fiscal Year       ($/Share)       Date       5% ($)       10% ($)
----------------------  ------------   -----------------   -----------   ----------   --------     --------
Jeffrey T. Wilson          200,000           20.77%          $0.4375     12/05/2000   $111,676     $140,920

John L. Cox                150,000           15.58%          $0.4375     12/05/2000   $ 83,756     $105,690

Malcolm W. Henley          150,000           15.58%          $0.4375     12/05/2000   $ 83,756     $105,690

John W. Heinsius           150,000           15.58%          $0.4375     12/05/2000   $ 83,756     $105,690

Robert L. Hull             150,000           15.58%          $0.4375     12/05/2000   $ 83,756     $105,690

Dewitt C. Shreve(2)          ---              ---              ---          ---          ---         ---
-----------------------------------

(1) By agreement between each of the individuals, other than Dewitt C. Shreve, set forth in the table and the Company, effective October 21, 1996 the referenced options were terminated. See

     "Restricted Stock Grants."

(2) Mr. Shreve resigned his positions as Executive Vice President and Director of the Company on January 31, 1996 and his options lapsed at that time.

     During the year ended July 31, 1996 (i) no restricted stock awards were granted, (ii) other than as set forth above, no stock options or stock appreciation rights were granted, (iii) no options or stock appreciation rights were exercised, and (iv) no awards under any long-term incentive plan were made to any of the Named Officers.

     The following table sets forth information relating to the exercises of stock options by each of the Company's Named Officers during the year ended July 31, 1996 and the value of unexercised stock options as of July 31, 1996.


                   Aggregated Option Exercises in the Fiscal
                          Year Ended July 31, 1996 and
                         July 31, 1996 Option Values(1)

                           Option Exercises
                             During Year
                         Ended July 31, 1996      Number of Securities
                        ---------------------
                         Number of               Underlying Unexercised       Value of Unexercised
                          Shares                       Options at             In-the-Money Options
                         Acquired     Value          July 31, 1996              at July 31, 1996
                                               --------------------------  --------------------------
     Name               on Exercise  Realized  Unexercisable  Exercisable  Unexercisable  Exercisable
     ----               -----------  --------  -------------  -----------  -------------  -----------
Jeffrey T. Wilson           --       $  --         ---          350,000      $ ---         $  ---

John L. Cox                 --       $  --         ---          225,000        ---            ---

Malcolm W. Henley           --          --         ---          300,000        ---            ---

John W. Heinsius            --          --         ---          250,000        ---             --

Robert L. Hull              --          --         ---          325,000        ---             --

Dewitt C. Shreve (2)        --          --         ---              ---        ---             --
---------------------------------

(1) By agreement between each of the individuals, other than Dewitt C. Shreve, set forth in the table and the Company, effective October 21, 1996 the referenced options were terminated. See "Restricted Stock Grants."

(2) Mr. Shreve resigned his positions as Executive Vice President and Director of the Company on January 31, 1996 and his options to purchase 150,000 shares lapsed at that time.

     The following table sets forth information relating to the repricing of stock options held by any executive officer.

                            Option Repricing Table

                                                          Market
                                         Number of        Price
                                         Securities         of         Exercise                 Length of Original
                                         Underlying       Stock        Price at       New          Option Term
                             Date of      Repriced       at Time        Time of     Exercise    Remaining at Date
Name and Position           Repricing     Options      of Repricing    Repricing     Price         of Repricing
-----------------           ---------    ----------    ------------    ---------    --------    ------------------
Malcolm W. Henley,           May 24,         50,000           $0.91        $2.47       $.875    3 years, 7 months
 Vice President of            1994
 Marketing (1)

Robert L. Hull,              May 24,         25,000           $0.91        $2.47       $.875    3 years, 7 months
 Vice President               1994           50,000           $0.91        $ .85       $.875     1 year, 8 months
 of Operations (2)

Dewitt C. Shreve,            May 24,         50,000           $0.91        $2.47       $.875    3 years, 7 months
 Executive Vice               1994
 President (3)
---------------------------------

(1) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock, issued in replacement of 50,000 non-qualified options issued to Mr. Henley in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. By agreement between Mr. Henley and the Company, effective October 21, 1996 the referenced options were terminated. See "Restated Stock Grants".

(2) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 75,000 shares of common stock, issued in replacement of 75,000 non-qualified options issued to Mr. Hull in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. By agreement between the Mr. Hull and the Company, effective October 21, 1996 the referenced options were terminated. See "Restated Stock Grants".

(3) Reflects options issued pursuant to the Company's 1993 Incentive Stock Plan to purchase 50,000 shares of common stock, issued in replacement of 50,000 non-qualified options issued to Mr. Shreve in 1992, exercisable at any time until May 25, 1999 at an exercise price of $0.875 per share, the fair market value of the Company's common stock on the date of grant. Mr. Shreve resigned his positions as Executive Vice President and Director of the Company on January 31, 1996 and his options lapsed at that time.

Incentive Stock Plan

     The Board of Directors adopted the LaTex Resources, Inc. 1993 Incentive Stock Plan (the "Plan") effective December 8, 1993 and the Shareholders approved the Plan at the Company's Annual Meeting on June 2, 1994. The Plan is administered by a Compensation Committee consisting of not less than three members of the Board of Directors and a special committee appointed by the Board of Directors, as necessary, consisting of not less than three members of the Board, who are a "disinterested persons" within the meaning of Securities and Exchange Commission ("SEC") Rule 16b-3, as in effect prior to August 1996, to address decisions regarding participation by directors and executive officers.

     The aggregate number of shares of the Company's common stock issuable under the Plan is 2,000,000. The Plan authorizes the Committee to grant to key employees options ("Options") to purchase the Company's common stock which may be in the form of incentive stock options ("ISOs"), or in the form of non-statutory options ("Non-Statutory Options"). Additionally, the Committee may grant stock appreciation rights ("SARs") in connection with such Options. The term of each Option shall be for such period as the Committee shall determine but no longer than ten years from the date of grant or five years to an individual who is a 10% shareholder of the Company. The aggregate fair market value exercisable by an individual optionee during any calendar year under all stock option plans of the Company may not exceed $100,000. The exercise price per share for the common stock covered by any Options shall be determined by the Committee, provided that in the case of an ISO, the per share exercise price shall be not less than the fair market value (or in the case of an ISO granted to an individual who at the time is a 10% shareholder, 110% of the fair market value) of one share of common stock.

     The Plan additionally authorizes the Committee to grant restricted common stock ("Restricted Stock") to key employees. The Committee may designate a restriction period with respect to such shares of not less than one year but not more than five years during which an employee will not be permitted to sell, transfer, pledge or assign shares of Restricted Stock awarded to him provided, that within such limitations, the Committee may provide for the lapse of such restrictions where deemed appropriate.

     Through July 31, 1996, the Company has granted ISOs under the Plan to Messrs. Wilson, Cox, Henley, Heinsius, and Hull as described in the Summary Compensation Table and the Option Grants Table above, for a total of 1,450,000 shares (excluding options for 150,000 shares granted to Mr. Shreve which lapsed upon his resignation as an officer and Director of the Company on January 31,
1996), as well ISOs under the Plan to non-executive officer employees for a total of 240,000 shares. By agreement between the holders of all outstanding ISOs and the Company, effective October 21, 1996 all outstanding ISOs were terminated. See "Restricted Stock Grants."

Restricted Stock Grants

     Effective October 21, 1996, each holder of options granted under the Company's 1993 Incentive Stock Plan agreed to terminate all options held and received grants of restricted common stock of the Company ("Restricted Stock"). The following table sets forth options cancelled and shares of Restricted Stock issued with respect to each of the Company's Named Officers and other employees of the Company as a group.

                                                               Shares of
                                                            Restricted Stock
      Name of Option Holder              Options Cancelled      Granted
      ---------------------              -----------------  ----------------

      Jeffrey T. Wilson                       350,000           300,000
      John Cox                                225,000           225,000
      Malcolm Henley                          300,000           300,000
      John Heinsius                           250,000           250,000
      Robert Hull                             325,000           325,000
      Dewitt Shreve(1)                            ---               ---
      Other Employees as a Group              240,000           290,000
                                            ---------         ---------

                 Total                      1,690,000         1,690,000
                                            =========         =========
----------------

(1) Mr. Shreve resigned his positions as Executive Vice President and Director of the Company on January 31, 1996, and his options lapsed at that time.

     The terms of the Restricted Stock provide that a holder may not sell, transfer, or otherwise dispose of any shares of Restricted Stock as long as the Company has the right to a forfeiture of the Restricted Stock. In the event that a holder's employment with the Company shall terminate for any reason other than death or total disability prior to the earlier of (a) February 1, 1997, or
(b) a Change in Control occurs with respect to the Company, the holder shall immediately forfeit any right to the shares of Restricted Stock for which the restrictions have not otherwise lapsed. For the purpose of the Restricted Stock, a "Change in Control" will be deemed to have occurred with respect to the Company if: (a) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities; (b) individuals who constitute the Company's Board of Directors on the date of grant of the Restricted Stock cease for any reason to constitute at least a majority thereof; (c) there is a merger or consolidation of the Company in which the Company does not survive as an independent company; or (d) the business of the Company is disposed of by the Company pursuant to a partial or complete liquidation of the Company, a sale of assets (including stock of a subsidiary) of the Company, or otherwise.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended July 31, 1996, Jeffrey T. Wilson, John R. Martinson and Dennis G. Strauch served as members of the Compensation Committee of the Board of Directors of the Company. Mr. Strauch resigned his position as Director of the Company and member of the Compensation Committee on June 24, 1996. Mr. Wilson was, during the fiscal year, Chairman of the Board, President and Chief Executive Officer of the Company. With respect to certain relationships between the Company and Messrs. Wilson and Martinson, see "Item
13. Certain Relationships and Related Transactions."

     During the last completed fiscal year, (i) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of who executive officers served on the Compensation Committee of the Company; and
(iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Employment Agreements

     The Company has no employment agreements with any of its officers or
employees.   All officers of the Company devote substantially all their entire business time and energies to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of October 25, 1996, the Company had 19,805,495 issued and outstanding shares of common stock. The following table sets forth, as of October 25, 1996, the number and percentage of shares of common stock of the Company owned beneficially by (i) each director of the Company, (ii) each Named Officer of the Company named in the Summary Compensation Table in Item 11 above, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to own of record or beneficially more than 5% of the Company's common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares indicated. As of October 25, 1996, the Company had 502 holders of common stock of record.

       Name of                           Number of Shares
       Beneficial Owner (1)             Beneficially Owned  Percent of Class (1)
       --------------------             ------------------  --------------------

       Jeffrey T. Wilson (2)(3)           4,135,000                 20.9%

       A. Dean Fuller                     1,058,000                  5.3%

       Dewitt C. Shreve (4)                  41,862                   *

       Malcolm W. Henley (2)(5)             510,000                  2.6%

       John R. Martinson (6)                536,000                  2.6%

       John W. Heinsius (2)(5)              271,500                  1.4%

       Robert L. Hull (2)(5)                325,000                  1.6%

       John L. Cox (2)(5)                   230,500                  1.2%

       All Executive Officers and         5,597,000                 28.3%
       Directors as a group
       (7 persons) (1)(7)

------------------------------

* less than one percent.

(1) Based upon 19,805,495 issued and outstanding shares of common stock at October 25, 1996. Shares of common stock which an individual has the right to acquire within 60 days pursuant to the exercise of options, warrants, or other convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

(2) The mailing address of Messrs. Wilson, Henley, Heinsius, Hull and Cox is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(3) Includes 300,000 shares of Restricted Stock (See "Item 11. Executive Compensation -- Restricted Stock Grants".) and excludes 300,000 shares held by the Old National Bank in Evansville, Indiana, Trustee of the Jeffrey T. and Annalee Wilson Irrevocable Family Trust for the benefit of the Wilson children.

(4) The mailing address of Mr. Shreve is 2909 Cole Avenue, Suite 100, Dallas, Texas 75204. Mr. Shreve resigned his positions as Executive Vice President and a Director of the Company on January 31, 1996.

(5) Includes: (a) with respect to Mr. Henley, 300,000 shares of Restricted Stock; (b) with respect to Mr. Heinsius, 250,000 shares of Restricted Stock; (c) with respect to Mr. Hull, 325,000 shares of Restricted Stock; and (d) with respect to Mr. Cox 225,000 shares of Restricted Stock. See "Item 11. Executive Compensation -- Restricted Stock Grants".

(6) Includes presently exercisable warrants to purchase 436,000 shares held by Wood Roberts, Inc., a corporation under the control of Mr. Martinson. The mailing address of Mr. Martinson is Suite 210, 952 Echo Lane, Houston, Texas, 77024.

(7) Excludes shares owned by Dewitt C. Shreve who resigned his positions as an officer and Director of the Company on January 31, 1996.

     With respect to the change in control of the Company which would result upon completion of the proposed merger of the Company with Alliance Resources Plc, see "Item 1. Business and Item 2. Properties -- Proposed Merger with Alliance Resources Plc."

Item 13. Certain Relationships and Related Transactions.

     In connection with the sale by the Company of Panda Resources, Inc. in July 1993, the Company entered into separate agreements dated September 22, 1993 with Philip J. Wade and Dean Fuller pursuant to which the Company and Messrs. Wade and Fuller agreed to terminate their Non-Competition Agreements in exchange for payment by the Company, on or before November 21, 1993, of $25,000 each to Messrs. Wade and Fuller. In connection with the termination of the Non-Competition Agreements, Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company, assumed the indebtedness of Messrs. Wade and Fuller to the Company in the principal amounts of $162,788 and $176,863, respectively. At July 31, 1995, Mr. Wilson owed the Company a total of $339,651 pursuant to his assumption of this indebtedness. The Company has forgiven this and additional indebtedness of Mr. Wilson to the Company as discussed below.

     As of July 31, 1996 and subsequent to July 31, 1996, the Company agreed to forgive the indebtedness of various officers, directors and employees to the Company at July 31, 1996 as follows:

                                       Amount of              Amount of
                                      Indebtedness          Indebtedness
                                     Forgiven as of      Forgiven Subsequent
                                     July 31, 1996        to July 31, 1996
                                     --------------      -------------------

Malcolm W. Henley                    $   58,138                 $ 37,655
 Director and Vice President
 of Marketing

Robert L. Hull                       $   ---                    $ 25,032
 Vice President of Operations

Jeffrey T. Wilson                    $  180,000                 $321,483
 Chairman of the Board and
 Chief Executive Officer

Other Employees                      $   ---                    $  2,550
                                     ----------                 --------

          Total                      $  238,138                 $386,720
                                     ==========                 ========

     A portion of the Company's oil and gas production is sold to its wholly-owned subsidiary, ENPRO, under short-term contracts. The Company believes that the terms of such contracts are fair and reasonable. The Company receives no less from the sale of production to ENPRO than it would receive from sales to unrelated third parties.

     Since January 1993 the Company has leased a condominium located in Tulsa, Oklahoma owned by Jeffrey T. Wilson, Chairman and Chief Executive Officer of the Company. Under the terms of the oral lease arrangement, the Company pays Mr. Wilson approximately $1,100 per month. The condominium is used by the Company to house its out of town employees and guests. At July 31, 1996, the Company owed Mr. Wilson approximately $8,000 for unpaid rent.

     With respect to transactions between the Company and its affiliates, Wexford Technology, Inc., and Imperial Petroleum, Inc., see "Item 1. Business and Item 2. Properties - Other Business."

     In connection with the proposed merger of the Company and Alliance Resources Plc, the Company has entered into a Purchase Agreement with Imperial Petroleum, Inc. ("Imperial") dated September 30, 1996 pursuant to which the Company has agreed to sell to Imperial its interests in Imperial, Wexford Technology, Inc., LaTex Resources International, Inc. and Phoenix Metals, Inc. for 100,000 shares of the Company's common stock. Effective July 31, 1996 the Company has written off its investments in Imperial, Wexford and LaTex Resources International in the total amount of $5,139,642. Effective July 31, 1994 the Company wrote off its investment in Phoenix Metals in the total amount of $222,918. Imperial is controlled by Jeffrey T. Wilson, Chairman, President and Chief Executive Officer of the Company. Mr. Wilson will contribute to Imperial the 100,000 shares of the Company's common stock to be used by

Imperial in acquiring the Company's interest in these companies. See "Item 1. Business and Item 2. Properties - Exploration and Development" and "Other Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger with Alliance Resources."

     The Company was previously a party to an agreement with Wood Roberts, Inc. ("WRI"), a company controlled by John R. Martinson, a Director of the Company, pursuant to which WRI acted as a financial advisor to the Company. Under the agreement, the Company paid WRI a monthly fee of $4,000 and agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Company by WRI, and any financing facility arranged by WRI. WRI assisted the Company in obtaining its credit facility with Bank of America. Through July 31, 1996, the Company paid WRI cash retainer and success fees of $55,000. In addition, the Company has issued to WRI six year common stock purchase warrants to purchase 536,000 shares at $0.75 per share, of which WRI has exercised and purchased 100,000 shares. As of March 4, 1996, the financial advisor agreement between the Company and WRI was terminated by agreement of the parties. By separate agreement the Company agreed to pay Wood Roberts a fee of $240,000 upon completion of the proposed merger with Alliance Resources Plc and a fee equal to 0.5% of the amount of any credit facility obtained by the Company from a bank or other financial institution introduced to the Company by Wood Roberts in order to refinance its indebtedness to Bank of America.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements (included at Item 8. Financial Statements and Supplemental Data):

          Audited Financial Statements of LaTex Resources, Inc.

               Independent Auditor's Report;
               Consolidated Balance Sheets as of July 31, 1996 and 1995; Consolidated Statements of Operations for the years ended
                    July 31, 1996, 1995, and 1994;
               Consolidated Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994;
               Consolidated Statements of Cash Flows for the years ended
                    July 31, 1996,
                    1995 and 1994; and
               Notes to Consolidated Financial Statements.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fourth quarter of the Company's fiscal year ended July 31, 1996.

(c)  Exhibits.

Exhibit
Number                              Description                             Page
-------                             -----------                             ----
2.1 Agreement and Plan of Merger dated February 10, 1993, among Panda Resources, Inc., LRI Acquisition Corp., and the Registrant. (10)

2.2      Agreement and Plan of Merger dated March 31, 1995, among
         Germany Oil Company, LRI Acquisition, Inc., and the
         Registrant.  (16)

2.3 Purchase and Sale Agreement dated March 30, 1995, between ENRON Reserve Acquisition Corp., ENRON Capital & Trade
         Resources Corp., LaTex/GOC Acquisition, Inc., and
         the Registrant.  (17)

Exhibit
Number                              Description                             Page
------                              -----------                             ----

3.1      Certificate of Incorporation of the Registrant.  (1)

3.2      Bylaws of the Registrant. (2)

4.1 Form of common stock certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-49452 (the "Registration Statement")).

4.2 Form of common stock Purchase Warren of the Registrant (filed as Exhibit 4.2 to the Registration Statement").

4.3      Form of Warrant Agreement (filed as Exhibit 4.3 to the
         Registration Statement).

4.4 Form of Underwriters' Warrant (filed as Exhibit 4.4 to the Registration Statement).

4.5 Certificate of Designation, Voting Powers and Rights of Series A Convertible Preferred Stock of the Registrant. (18)

4.6 Certificate of Designation, Voting Powers and Rights of Series B Senior Convertible Preferred Stock of the Registrant. (9)

9.       Voting Trust Agreement.  Not applicable.

10.1 Limited Partnership Agreement by and between LaTex Petroleum Corporation, Mid-Continent Energy, Inc., and Panada Exploration, Inc., dated October 26, 1990 (filed as Exhibit 10.1 to the Registration Statement).

10.2     Letter Agreement by and between Elite Enterprises, Inc.,
         Mid-Continent Energy, Inc., and Panada Exploration dated
         December 12, 1990 (filed as Exhibit 10.2 to the Registration
         Statement).

10.3 Loan Agreement for the principal amount of $100,000 by and between LaTex Petroleum Corporation and First Texas Bank dated January 23, 1991 (filed as Exhibit 10.3 to the Registration Statement).

10.4 Lease Agreement by and between Sable Investment Corporation and 2800 East Skelly Drive, an Oklahoma partnership, dated March 20, 1991 (filed as Exhibit 10.4 to the Registration Statement).

10.5 Lease Agreement by and between Elite Enterprises, Inc. and 2800 East Skelly Drive, an Oklahoma partnership, dated March 20, 1991 (filed as Exhibit 10.5 to the Registration Statement).

10.6 Asset Sale Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation, Vintage Petroleum, Inc. and American Exploration Company dated March 11, 1991 (filed as
         Exhibit 10.6 to the Registration Statement).

10.7 General Partnership Agreement by and between Elite Enterprises, Inc. and Panada Exploration, Inc., dated June 7, 1991 (filed as
         Exhibit 10.7 to the Registration Statement).

10.8 Purchase Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation and Presidio Exploration, Inc., dated September 25, 1991 (filed as Exhibit 10.8 to the Registration Statement).

10.9 Promissory Note in the principal sum of $50,150 by and between ENPRO, Inc., and Elite Enterprises, Inc., dated September 27, 1991 (filed as Exhibit 10.9 to the Registration Statement).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.10 Lease Agreement by and between LBR Associates, an Indiana limited partnership, and LaTex Petroleum Corporation dated October 3, 1991 (filed as Exhibit 10.10 to the Registration Statement).

10.11 Purchase Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation and Chevron U.S.A., Inc., dated October 23, 1991 (filed as Exhibit 10.11 to the
         Registration Statement).

10.12 Assignment and Substitution Agreement by and between LaTex Petroleum Corporation, Chevron U.S.A. and Fig Equity Exchange, Inc., dated November 13, 1991 (exhibits omitted) (filed as
         Exhibit 10.12 to the Registration Statement).

10.13 Participation Agreement by and between Geodyne Tunisia, Ltd., Panada Exploration, Inc., Latex Petroleum Corporation and Concord International, Corp. dated November 21, 1991 (filed as
         Exhibit 10.13 to the Registration Statement).

10.14 Purchase and Sale Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation and Sun Operating Limited Partnership dated November 25, 1991 (filed as Exhibit
         10.14 to the Registration Statement).

10.15 Purchase Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation and Presidio Exploration, Inc., dated November 27, 1991. (3)

10.16 Letter Agreement for the sale of oil and gas properties by and between Latex Petroleum Corporation and Sands Reserve Company dated December 1, 1991 (filed as Exhibit 10.16 to the
         Registration Statement).

10.17 Letter Agreement for the sale of oil and gas properties by and between Latex Petroleum Corporation and Sands Reserve Company dated December 1, 1991 (filed as Exhibit 10.17 to the
         Registration Statement).

10.18 Letter Agreement by and between Latex Petroleum Corporation and Sands Reserve Company dated December 2, 1991 (filed as Exhibit
         10.18 to the Registration Statement).

10.19 Amendment to General Partnership Agreement by and between Elite Enterprises Limited Partnership and Panada Exploration, Inc., dated December 16, 1991 (filed as Exhibit 10.19 to the
         Registration Statement).

10.20 Agreement and Plan of Merger by and between Latex Petroleum Corporation, Sable Investment Corporation and Elite Enterprises, Inc., dated December 16, 1991. (4)

10.21 Agreement to Exchange Stock and Plan of Reorganization by and between Video Science Technology, Inc., Jeffrey T. Wilson, James
         G. Borem and Dee C. Shreve dated December 18, 1991. (5)

10.22 Letter Agreement by and between Trans-Exchange Corporation and Jeffrey T. Wilson dated January 22, 1992 (filed as Exhibit 10.22 to the Registration Statement).

10.23 Second Amended and Restated Credit Agreement by and between Latex Petroleum Corporation and Bank of Oklahoma, National Association, effective January 31, 1992 (filed as Exhibit 10.23 to the Registration Statement).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.24    Stock Option Agreement by and between the Registrant and Cynthia
         A. Helms dated January 31, 1992 (filed as Exhibit 10.24 to the Registration Statement).

10.25 Stock Option Agreement by and between the Registrant and Robert Hull dated January 31, 1992 (filed as Exhibit 10.25 to the Registration Statement).

10.26 Letter from Director General of Energy, Republic of Tunisia dated February 11, 1992 (filed as Exhibit 10.26 to the
         Registration Statement).

10.27 Agreement to Terminate the General Partnership Agreement of Elite/Panada General Partnership by and between Latex Petroleum Corporation, successor by merger to Elite Enterprises, Inc., and Panada Exploration, Inc., dated February 13, 1992 (filed as
         Exhibit 10.27 to the Registration Statement).

10.28 Purchase Agreement for sale of oil and gas properties by and between the Registrant and Amax Exploration, Inc., dated
         February 14, 1992. (6)

10.29 Agreement by and between Latex Petroleum Corporation and Virgle Land-roth and Eclipse Petroleum Corporation dated as of February 17, 1992 (filed as Exhibit 10.29 to the Registration Statement).

10.30 Promissory Note in the principal sum of $50,200 by and between ENPRO, Inc., and LaTex Petroleum Corporation dated February 28, 1992 (filed as Exhibit 10.30 to the Registration Statement).

10.31 Promissory Note in the principal sum of $600,000 by and between Latex Petroleum Corporation and Bank of Oklahoma, National Association, dated February 28, 1992 (filed as Exhibit 10.31 to the Registration Statement).

10.32 Promissory Note in the principal sum of $3,280,000 by and between Latex Petroleum Corporation and Bank of Oklahoma, National Association, dated February 28, 1992 (filed as Exhibit
         10.32 to the Registration Statement).

10.33 Restated Guaranty Agreement by and between Jeffrey T. Wilson and Annalee C. Wilson and Bank of Oklahoma, National Association, dated February 28, 1992 (filed as Exhibit 10.33 to the
         Registration Statement).

10.34 Guaranty Agreement by and between Latex Petroleum Corporation and David L. Wright dated March 4, 1992 (filed as Exhibit 10.34 to the Registration Statement).

10.35 Guaranty Agreement by and between Latex Petroleum Corporation and Ed J. Wright dated March 4, 1992 (filed as Exhibit 10.35 to the Registration Statement).

10.36 Amendment to Second Amended and Restated Credit Agreement by and between Latex Petroleum Corporation and Bank of Oklahoma, National Association, dated March 19, 1992, effective as of February 28, 1992 (exhibits omitted). (Filed as Exhibit 10.36 to the Registration Statement).

10.37 Purchase and Sale Agreement for sale of oil and gas properties by and between Latex Petroleum Corporation and American
         Exploration Company dated March 20, 1992 (filed as Exhibit 10.37 to the Registration Statement).

10.38 Security Agreement by and between Latex Petroleum Corporation and Phoenix Metals, Inc., dated March 27, 1992 (filed as Exhibit
         10.38 to the Registration Statement).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.39 Promissory Note in the principal sum of $10,000 by and between LaTex Petroleum Corporation and Phoenix Metals, Inc., dated March 27, 1992 (filed as Exhibit 10.39 to the Registration Statement).

10.40 Security Agreement by and between the Registrant and Bank of Oklahoma, National Association, dated March 30, 1992 (filed as
         Exhibit 10.40 to the Registration Statement).

10.41 Letter of Intent to License Certain Equipment and Proprietary Processes by and between the Registrant, Carlton B. Foster, and Waste Conversion Corporation dated March 31, 1992 (filed as
         Exhibit 10.41 to the Registration Statement).

10.42 Agreement and Plan of Merger by and between the Registrant and Video Science Technology, Inc., dated April 16, 1992. (7)

10.43 Letter from LaTex Petroleum Corporation dated April 20, 1992, to Brumbaugh & Fulton amending lease agreement (filed as Exhibit
         10.43 to the Registration Statement).

10.44 Agreement to Exchange Stock by and between the Registrant and ENPRO, Inc., dated April 21, 1992 (filed as Exhibit 10.44 to the Registration Statement).

10.45 Purchase and Sale Agreement for sale of oil and gas properties by and between LaTex Petroleum Corporation and TOTAL Minatome Corporation dated April 27, 1992 (filed as Exhibit 10.45 to the Registration Statement).

10.46 Letter Agreement for sale of stock by and between the Registrant and Agri-Quest Mining, Inc., dated May 28, 1992 (filed as
         Exhibit 10.46 to the Registration Statement).

10.47 Letter Agreement by and between Latex Petroleum Corporation and TOTAL Minatome Corporation dated June 1, 1992 (filed as Exhibit
         10.47 to the Registration Statement).

10.48 Loan Agreement in the principal sum of $200,000 by and between LaTex Petroleum Corporation and First Texas Bank dated June 1, 1992 (filed as Exhibit 10.48 to the Registration Statement).

10.49 Guaranty by and between S. Mort Zimmerman and First Texas Bank dated June 1, 1992 (filed as Exhibit 10.49 to the Registration Statement).

10.50 Security Agreement by and between Trans-Exchange Corporation and First Texas Bank dated June 1, 1992 (filed as Exhibit 10.50 to the Registration Statement).

10.51    Owner's Consent to pledge by S. Mort Zimmerman for
         Trans-Exchange Corporation dated June 1, 1992 (filed as Exhibit
         10.51 to the Registration Statement).

10.52 Security Agreement by and between Gary S. Williky and First Texas Bank dated June 1, 1992 (filed as Exhibit 10.52 to the Registration Statement).

10.53 Owner's Consent to pledge by Gary S. Williky dated June 1, 1992 (filed as Exhibit 10.53 to the Registration Statement).

10.54 Promissory Note in the principal sum of $85,145.55 by and between LaTex Petroleum Corporation and ENPRO, Inc., dated June 1, 1992 (filed as Exhibit 10.54 to the Registration
         Statement).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.55 Employment Contract by and between ENPRO, Inc., and Malcolm W. Henley dated June 1, 1992 (filed as Exhibit 10.55 to the
         Registration Statement).

10.56 Letter from LaTex Petroleum Corporation dated June 2, 1992, to Brumbaugh & Fulton amending lease agreements (filed as Exhibit
         10.56 to the Registration Statement).

10.57 Letter Agreement by and between the LaTex Petroleum Corporation and Ed Wright dated July 6, 1992 (filed as Exhibit 10.57 to the Registration Statement).

10.58 Loan Agreement in the principal sum of $200,000 by and between LaTex Petroleum Corporation and First Texas Bank dated August 28, 1992 (filed as Exhibit 10.58 to the Registration Statement).

10.59 Promissory Note in the principal sum of $249,351 from I.B. Energy, Inc., to LaTex Petroleum Corporation dated June 1, 1992 (filed as Exhibit 10.59 to the Registration Statement).

10.60 Letter Agreement between LaTex Petroleum Corporation and I.B. Energy, Inc., dated September 30, 1992 (filed as Exhibit 10.60 to the Registration Statement).

10.61    Form of Share Escrow Agreement between Jeffrey T. Wilson, James
         G. Borem, the Registrant, and Bank of Oklahoma, National
         Association (filed as Exhibit 10.61 to the Registration
         Statement).

10.62 Agreement to Exchange Stock by and between the Registrant, Wright & Wright, Inc., Ed J. Wright, David L. Wright, and Phoenix Metals, Inc., dated September 24, 1992 (filed as Exhibit
         10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1993 (the "1993 Form 10-K")).

10.63 Stock Purchase Agreement by and between the Herokas Foundation, James C. Hadsell and Zaskia Siefert-Hadsell, Howard Finley and the Registrant dated January 29, 1993 (filed as Exhibit 10.63 to the 1993 Form 10-K).

10.64    Stock Subscription Agreement by and between J.R. Bothe &
         Associates, Inc., and the Registrant dated January 29, 1993 (filed as Exhibit 10.64 to the 1993 Form 10-K).

10.65 Non-Competition Agreement dated February 10, 1993, between the Registrant and Philip J. Wade. (11)

10.66 Non-Competition Agreement dated February 10, 1993, between the Registrant and A. Dean Fuller. (12)

10.67 Registration Rights Agreement by and among the Registrant, Philip J. Wade, A. Dean Fuller, Robert R. Firth, Mark E. Repasky, Charles M. Kelley, Donald B. Pettine, and Steven L. Wilson dated February 10, 1993 (filed as Exhibit 10.67 to the 1993 Form 10-K).

10.68 Stock Subscription Agreement by and between Joseph Shoaf, an individual, and the Registrant dated March 25, 1993 (filed as Exhibit 10.68 to the 1993 Form 10-K).

10.69    Purchase and Sale Agreement between Mobil Exploration &
         Producing U.S., Inc., and Panada Exploration, Inc., dated as of January 15, 1993 (filed as Exhibit 10.69 to the 1993 Form 10-K).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.70 Purchase and Sale Agreement by and between AMAX Oil & Gas, Inc., and LaTex Petroleum Corporation dated March 16, 1993 (filed as
         Exhibit 10.70 to the 1993 Form 10-K).

10.71 Loan Agreement among LaTex Petroleum Corporation, Panada Exploration, Inc., Panda Resources, Inc., and First Interstate Bank of Texas, N.A., dated April 15, 1993, together with exhibits (filed as Exhibit 10.71 to the 1993 Form 10-K).

10.72 Stock Subscription Agreement by and between the Registrant and Howard Finley dated May 10, 1993 (filed as Exhibit 10.72 to the 1993 Form 10-K).

10.73 Letter Agreement by and between Geodyne Resources, Inc., and the Registrant dated November 27, 1992 (filed as Exhibit 10.73 to the 1993 Form 10-K).

10.74 Letter Agreement by and between ARCO Tunisia, Inc., and Geodyne Tunisia Ltd. dated April 2, 1993 (filed as Exhibit 10.74 to the 1993 Form 10-K).

10.75    Agreement by and between Geodyne Tunisia Ltd. and Warren
         American Oil Company dated May 4, 1993 (filed as Exhibit 10.75 to the 1993 Form 10-K).

10.76 Operating Agreement among ARCO Tunisia, Inc., PICT Petroleum (Tunisia) Limited, and Geodyne Tunisia Ltd. dated July 9, 1993, but effective June 30, 1993 (filed as Exhibit 10.76 to the 1993 Form 10-K).

10.77 Letter Agreement by and between AMAX Oil and Gas, Inc., and LaTex Petroleum Corporation dated May 6, 1993 (filed as Exhibit
         10.77 to the 1993 Form 10-K).

10.78 Promissory Note in the principal sum of $254,288.35 by and between LaTex Petroleum Corporation and AMAX Oil and Gas, Inc., dated May 6, 1993 (filed as Exhibit 10.78 to the 1993 Form 10-K).

10.79 Stock Purchase Agreement by and between Panda Resources, Inc., and Nuevo Liquids, Inc., dated as of July 16, 1993. (13)

10.80 Stock Purchase Agreement by and between the Registrant and Torch Energy Marketing, Inc., dated July 26, 1993. (14)

10.81 Letter Agreement between the Registrant and Waste Conversion Corporation dated August 3, 1993, as agreed to August 11, 1993 (filed as Exhibit 10.81 to the 1993 Form 10-K).

10.82 Agreement by and between the Registrant and Philip J. Wade dated September 22, 1993 (filed as Exhibit 10.82 to the 1993
         Form 10-K).

10.83 Agreement by and between the Registrant and A. Dean Fuller dated September 22, 1993 (filed as Exhibit 10.83 to the 1993
         Form 10-K).

10.84 Letter of LaTex Petroleum Corporation requesting consent of First Interstate Bank of Texas, N.A., dated September 23, 1993, together with consent of First Interstate Bank and exhibits (filed as Exhibit 10.84 to the 1993 Form 10-K).

10.85 Stock Subscription Agreement by and between the Registrant and Salaheddine Caid Essebsi dated October 8, 1993 (filed as Exhibit
         10.85 to the 1993 Form 10-K).

10.86 Promissory Note in the principal sum of $25,000 by and between Malcolm W. Henley and LaTex Petroleum Corporation dated
         December 28, 1992 (filed as Exhibit 10.86 to the 1993
         Form 10-K).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.87 Promissory Note in the principal sum of $25,000 by and between Dewitt C. Shreve and LaTex Petroleum Corporation dated March 15, 1993 (filed as Exhibit 10.87 to the 1993 Form 10-K).

10.88 Promissory Note in the principal sum of $29,089 by and between Malcolm W. Henley and ENPRO, Inc., dated July 30, 1993, marked "Paid" (filed as Exhibit 10.88 to the 1993 Form 10-K).

10.89 Promissory Note in the principal sum of $5,000 by and between Malcolm W. Henley and ENPRO, Inc., dated September 28, 1993 (filed as Exhibit 10.89 to the 1993 Form 10-K).

10.90 Promissory Note in the principal sum of $250,000 by and between LaTex Resources International, Inc., and James G. Borem dated October 5, 1993 (filed as Exhibit 10.90 to the 1993 Form 10-K).

10.91 Promissory Note in the principal sum of $130,000 by and between LaTex Resources International, Inc., and Dewitt C. Shreve dated October 5, 1993 (filed as Exhibit 10.91 to the 1993 Form 10-K).

10.92 Promissory Note in the principal sum of $100,000 by and between the Registrant and James G. Borem dated October 21, 1993 (filed as Exhibit 10.92 to the 1993 Form 10-K).

10.93 Promissory Note in the principal sum of $30,000 by and between LaTex Resources International, Inc., and Dewitt C. Shreve dated February 2, 1994 (filed as Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994 (the "1994 Form 10-K")).

10.94 Promissory Note in the principal sum of $50,000 by and between LaTex Resources International, Inc., and James G. Borem dated February 2, 1994 (filed as Exhibit 10.94 to the 1994 Form 10-K).

10.95 Promissory Note in the principal sum of $50,000 by and between the Registrant and James G. Borem dated February 15, 1994 (filed as Exhibit 10.95 to the 1994 Form 10-K).

10.96 Letter Agreement by and between LaTex Petroleum Corporation and Petroleum Discovery Systems, Inc., dated December 2, 1992, as agreed to December 3, 1992 (filed as Exhibit 10.96 to the 1994 Form 10-K).

10.97 Letter Agreement by and between the Registrant and J.R. Bothe & Associates, Inc., dated December 23, 1992 (filed as Exhibit 10. 97 to the 1994 Form 10-K).

10.98 Letter Agreement by and between LaTex Petroleum Corporation and Gulf Russia Ltd. dated December 27, 1992 (filed as Exhibit 10.98 to the 1994 Form 10-K).

10.99 Letter Agreement by and between the Registrant and Premier Capital Ltd. dated January 19, 1993, as agreed to January 29, 1993 (filed as Exhibit 10.99 to the 1994 Form 10-K).

10.100 Agreement and Plan of Merger by and among the Registrant, MOE Acquisition, Inc., Waste Conversion Corp., and Joseph W. Conerly dated November 17, 1993 (filed as Exhibit 10.100 to the 1994 Form 10-K).
10.101   1993 Incentive Stock Plan, effective December 8, 1993 (filed as
         Exhibit 10.101 to the 1994 Form 10-K).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

10.102   First Amendment to Loan Agreement among LaTex Petroleum
         Corporation, Panada Exploration, Inc., and First Interstate Bank of Texas, N.A., dated October 1, 1993 (exhibits omitted) (filed as Exhibit 10.102 to the 1994 Form 10-K).

10.103   Second Amendment to Loan Agreement by and between LaTex
         Petroleum Corporation and First Interstate Bank of Texas, N.A., dated January 18, 1994 (exhibits omitted) (filed as
         Exhibit 10.103 to the 1994 Form 10-K).

10.104 Third Amendment to Loan Agreement by and between LaTex Petroleum Corporation and First Interstate Bank of Texas, N.A., dated
         July 26, 1994, (filed without exhibits) (filed as Exhibit 10.104 to the 1994 Form 10-K).

10.105   Purchase and Sale Agreement by and among LaTex Petroleum
         Corporation, LoIn Energy, Inc., and Swift Energy Company dated as of January 14, 1994. (15)

10.106 Offshore Securities Subscription Agreement by and between the Registrant and Brentwood Financial Ltd. dated January 28, 1994 (filed as Exhibit 10.106 to the 1994 Form 10-K).

10.107 Offshore Securities Subscription Agreement by and between the Registrant and Investment Development Corporation dated January 28, 1994 (filed as Exhibit 10.107 to the 1994 Form 10-K).

10.108 Offshore Securities Subscription Agreement by and between the Registrant and Gilford Manor Ltd. dated January 28, 1994 (filed as Exhibit 10.108 to the 1994 Form 10-K).

10.109 Offshore Securities Subscription Agreement by and between the Registrant and Tesoma Overseas, Inc., dated January 28, 1994 (filed as Exhibit 10.109 to the 1994 Form 10-K).

10.110 Warrant Certificate for purchase of the Registrant's common stock issued to Baytree Associates, Inc., dated January 26, 1994 (filed as Exhibit 10.110 to the 1994 Form 10-K).

10.111 Purchase and Sale Agreement by and between LaTex Petroleum Corporation and Confed Oil Incorporated dated August 10, 1994 (filed as Exhibit 10.111 to the 1994 Form 10-K).

10.112 Credit Agreement dated as of March 31, 1995, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and LRI Acquisition, Inc. (20)

10.113 Amended and Restated Credit Agreement dated as of October 20, 1995, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and Germany Oil Company (formerly known as LRI Acquisition, Inc.) (filed as Exhibit 10.113 to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (the "1995 Form 10-K")).

*10.114 Amendment No. 1 to Amended and Restated Credit Agreement dated December 29, 1995, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and Germany Oil Company (formerly known as LRI Acquisition, Inc.).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

*10.115 Amendment No. 2 to Amended and Restated Credit Agreement dated August 16, 1996, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and Germany Oil Company (formerly known as LRI Acquisition, Inc.).

*10.116 Forbearance Agreement dated July 25, 1996, among Bank of America National Trust and Savings Association, LaTex Petroleum
         Corporation, LaTex/GOC Acquisition, Inc., Germany Oil Company (formerly known as LRI Acquisition, Inc.), Enpro, Inc., and the Registrant.

*10.117 Agreement and Plan of Merger dated August 12, 1996, among Alliance Resources Plc, Alliance Resources (Delaware), Inc., and the Registrant.

*10.118  Purchase Agreement dated September 30, 1996, between the
         Registrant and Imperial Petroleum, Inc.

*10.119 Letter Agreement dated November 27, 1995, among Rauscher Pierce & Clark, Inc., Rauscher Pierce & Clark Limited, and the
         Registrant.

*10.120 Letter Agreement dated April 23, 1996, between Wood Roberts, LLC, and the Registrant.

*10.121 Letter Agreement dated July 22, 1996, between Wood Roberts, LLC, and the Registrant.

*10.122 Letter Agreement dated July 22, 1996, between Wood Roberts, LLC, and the Registrant.

*10.123 Settlement Agreement dated as of December 7, 1995, among Torch Energy Marketing, Inc., Nuevo Liquids, Inc., Panda Resources, Inc., Wilson Tucker & Associates, Steve Wilson, an individual, and the Registrant.

*10.124 Settlement Agreement dated as of June 6, 1996, between Northern Natural Gas Company and the Registrant.

*10.125 Letter Agreement dated November 8, 1996 between Rauscher, Pierce & Clark and the Registrant.

*10.126 First Amendment to Forbearance Agreement dated October 15, 1996 among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., Germany Oil Company (formerly known as LRI Acquisition, Inc.), ENPRO, Inc. and the Registrant.

11       Statement re: computation of per share earnings.  Not applicable.

12       Statement re: computation of ratios.  Not applicable.

13 Annual Report to security holders, Form 10-Q, or quarterly report to security holders. Not applicable.

16.1 Letter of Registrant dated November 1, 1991 informing Lane, Gorman, Trubitt and Company of change in certifying accountants to Jackson, Brophy and Company. (8)

16.2 Letter of Registrant's counsel dated April 10, 1992 informing Jackson, Brophy and Company of change in certifying accountants to Briscoe and Robinson Co. (9)

18       Letter re: change in accounting principles.  Not applicable.

Exhibit
Number                              Description                             Page
------                              -----------                             ----

21       Subsidiaries of the Registrant (filed as Exhibit 21 to the 1995
         Form 10-K).

22 Published report regarding matters submitted to vote of security holders. Not applicable.

*23.1    Consent of Briscoe & Burke

*23.2    Consent of Lee Keeling and Associates, Inc.

24       Power of Attorney.  Not applicable.

27       Financial Data Schedule.  Not applicable.

28 Information from reports furnished to state insurance authorities. Not applicable.

99.1 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated January 1, 1991, regarding oil and gas reserves of the Registrant (filed as Exhibit 28.1 to the Registration Statement).

99.2 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated July 31, 1991, regarding oil and gas reserves of the Registrant (filed as Exhibit 28.2 to the Registration Statement).

99.3 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated January 1, 1992, regarding oil and gas reserves of the Registrant (filed as Exhibit 28.3 to the Registration Statement).

99.4 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated July 31, 1992, regarding oil and gas reserves of the Registrant (filed as Exhibit 28.4 to the Registration Statement).

99.5 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated September 7, 1993; regarding oil and gas reserves of the Registrant (filed as Exhibit 99.5 to the 1993 Form 10-K).

99.6 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated October 21, 1994, regarding oil and gas reserves of the Registrant (filed as Exhibit 99.6 to the 1994 Form 10-K).

99.7 Estimates of Reserves by Netherland, Sewell & Associates, Inc., dated November 3, 1995, regarding oil and gas reserves of the Registrant as of July 31, 1995 (filed as Exhibit 99.7 to the 1995 Form 10-K).

*99.8 Estimates of reserves by Lee Keeling and Associates, Inc. dated October 30, 1996 regarding oil and gas reserves of the Registrant as of July 31, 1996.

------------------------------
* Filed herewith

(1) Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1992.

(2) Incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1992.

(3) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 1992.

(4) Incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 1992.

(5) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 1992.

(6) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 1992.

(7) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1992.

(8) Incorporated herein by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 1991, and subsequently amended under cover of Form 8 Amendment No. 2 filed with the Commission on May 1, 1992, and Form 8 Amendment No. 3 filed with the Commission on May 26, 1992.

(9) Incorporated herein by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 1992, and subsequently amended under cover of Form 8 filed with the Commission on May 26, 1992.

(10) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993, and subsequently amended under cover of Form 8 Amendment No. 1 filed with the Commission on April 26, 1993, and Form 8 Amendment No. 2 filed with the Commission on May 20, 1993.

(11) Incorporated herein by reference to Exhibit 28.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993, and subsequently amended under cover of Form 8 Amendment No. 1 filed with the Commission on April 26, 1993, and Form 8 Amendment No. 2 filed with the Commission on May 20, 1993.

(12) Incorporated herein by reference to Exhibit 28.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 1993, and subsequently amended under cover of Form 8 Amendment No. 1 filed with the Commission on April 26, 1993, and Form 8 Amendment No. 2 filed with the Commission on May 20, 1993.

(13) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1993, and subsequently amended under cover of Form 8 Amendment No. 1 filed with the Commission on October 12, 1993.

(14) Incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1993, and subsequently amended under cover of Form 8 Amendment No. 1 filed with the Commission on October 12, 1993.

(15) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1994.

(16) Incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 1995.

(17) Incorporated herein by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 1995.

(18) Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 1995.

(19) Incorporated herein by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 1995.

(20) Incorporated herein by reference to Exhibit 28.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LaTex Resources, Inc.

Date: November 29, 1996               /s/ Jeffrey T. Wilson
                                      -----------------------------------------
                                      Jeffrey T. Wilson, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----


/s/ Jeffrey T. Wilson         Director, Chairman of the       November 29, 1996
------------------------      Board, President and Chief
Jeffrey T. Wilson             Executive Officer
                              (Principal Executive Officer)



/s/ John L. Cox               Director, Vice President and    November 29, 1996
------------------------      Chief Financial Officer
John L. Cox



/s/ Malcolm W. Henley         Director and Vice               November 29, 1996
------------------------      President of Marketing
Malcolm W. Henley



--------------------           Director                       November ___, 1996
John R. Martinson