Form 10-Q
period 1996-10-31
LATEX RESOURCES INC
filed 1997-01-23
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   XX       SECURITIES EXCHANGE OF 1934
   --

            For the quarterly period ended October 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   __       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________to__________________


Commission file number : 0-13399

                             LaTex Resources, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             73-1405081
-------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma      74135
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

Yes  X     No
   -----     -----

       As of January 21, 1997, there were 19,805,495 shares of the Registrant's single class of common stock issued and outstanding.

                             LaTex Resources, Inc.
                  Index to Form 10-Q for the Quarterly Period
                            Ended October 31, 1996


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.                   Page
              --------------------

              Consolidated Balance Sheets as of
              October 31, 1996 and July 31, 1996         4

              Consolidated Statements of Operations
              for the three months ended
              October 31, 1996 and 1995                  6

              Consolidated Statements of Cash Flows
              for the three months ended
              October 31, 1996 and 1995                  7

              Consolidated Statements of Stockholders'
              Equity for the three months ended
              October 31, 1996 and the year ended
              July 31, 1996                              9

              Notes to Consolidated Financial
              Statements                                10

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results        11
              of Operations.


PART II - OTHER INFORMATION                             22

     Item 1.  Legal Proceedings

     The information called for by, Item 2.  Changes in Securities,    Item 3.
Default Upon Senior Securities,    Item 4.  Submission of Matters to a Vote of
Security Holders,    Item 5.  Other Information and    Item 6.  Exhibits and
Reports on Form 8-K has been omitted as either inapplicable or because the
answer thereto is   negative.

SIGNATURES                                              25

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet

                                                  October 31, 1996         July 31, 1996
                                                    (unaudited)              (audited)
                                                --------------------     ----------------
ASSETS

Current assets:
     Cash                                         $            6,505       $        19,337
     Accounts receivable-net                               3,797,651             3,324,309
     Accounts receivable-other                               510,000               515,820
     Inventories                                             175,493               175,493
     Other current assets                                     21,903                27,587
     Assets held for resale                                  164,792               164,792
                                                  -------------------      ----------------

     TOTAL CURRENT ASSETS                         $        4,676,344       $     4,227,338
                                                  -------------------      ----------------

Property, plant, and equipment:
     Oil and gas properties - at cost             $       41,226,531       $    41,264,573
     Other depreciable assets                                855,512               854,259
                                                  -------------------      ----------------
                                                  $       42,082,043       $    42,118,832
     Less accumulated depreciation
          and depletion                                   11,193,735            10,173,524
                                                  -------------------      ----------------

          Net property, plant
               and equipment                      $       30,888,308       $    31,945,308
                                                  -------------------      ----------------


Other assets:
     Notes Receivable-net of
          current portion                         $          630,000       $       757,500
     Deposits and other assets                               123,839               130,734
     Accounts and Notes Receivable
          and related parties                                  5,782               392,297
     Intangible assets, net-of
          amortization                                     1,462,220             1,512,899
                                                  -------------------      ----------------

          TOTAL OTHER ASSETS                               2,221,841             2,793,430
                                                  -------------------      ----------------

TOTAL ASSETS                                      $       37,786,493        $   38,966,076
                                                  ===================       ===============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                          Consolidated Balance Sheet


                                                 October 31, 1996          July 31,1996
                                                    (unaudited)              (audited)
                                               --------------------       ---------------
LIABILITIES AND
     STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts payable                           $ 10,276,345              $   9,057,707
     Accounts payable-other                           672,000                   747,000
     Accrued expenses payable                         598,486                   607,055
     Current portion long-term debt                21,127,412                22,235,867
                                               --------------------       ---------------
          Total current liabilities            $   32,674,243             $  32,647,629
                                               --------------------       ---------------


Stockholders' equity:
     Preferred Stock - Series A                $    4,525,591             $   4,503,351
     Preferred Stock - Series B                     4,937,460                 4,793,450
     Common stock                                     191,240                   191,240
     Additional paid-in capital                     9,067,631                 9,067,631
     Treasury stock                                  (489,365)                 (489,365)
     Accumulated deficit                          (13,120,307)              (11,747,860)
                                               --------------------       ---------------
          Total stockholders' equity           $    5,112,250             $   6,318,447
                                               --------------------       ---------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $   37,786,493             $  38,966,076
                                               ===================        ==============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statement of Operations
                                   Unaudited

                                                  For The Three Months Ended    For The Three Months Ended
                                                          October 31,                    October 31,
                                                             1996                      1995 (Restated)
                                                        --------------               -----------------
Revenue:
     Oil and gas sales                                  $  2,604,440                   $    3,034,752
     Crude Oil and Gas Marketing                              72,957                          188,843
     Lease operations and management fees                    234,211                          235,733
                                                        ------------                   --------------

          Total operating income                        $  2,911,608                   $    3,459,328

Operating expenses:
     Lease operating expense                            $  1,360,452                   $    1,561,516
     Cost of Crude Oil & Gas Marketing                             -                           84,183
     General & administrative expense                        715,049                          747,863
     Depreciation, depletion and amortization              1,129,524                        1,247,979
     Dry hole costs and abandonments                          22,113                           73,293
                                                        ------------                   --------------

          Total operating expenses                      $  3,227,138                   $    3,714,834
                                                        ------------                   --------------

Net operating income (loss)                             $   (315,530)                  $     (255,506)
Other income:
     Loss on Asset Writedown                                (375,109)                               -
     Equity in  (losses) and writeoffs of
          Investments in affiliates                     $          -                   $      (41,500)
     Gain on sale of assets                                   21,256                                -
     Interest Income                                           2,078                           38,653
     Interest Expense                                       (538,892)                        (580,667)
                                                        ------------                   --------------

Net income (loss) from continuing
     Operations before income taxes                     $ (1,206,197)                  $     (839,020)
                                                        ------------                   --------------
Income taxes - current                                                                              -
Net income (loss)
     from continuing operations                         $ (1,206,197)                  $     (839,020)


Preferred stock dividends                               $    166,250                   $      136,230

Net loss for common shareholders                        $ (1,372,447)                  $     (975,250)
                                                        ============                   ==============

Loss Per Share from continuing operations                       (.06)                            (.05)
                                                        ============                   ==============

Loss Per Share for common shareholders                          (.07)                            (.05)
                                                        ============                   ==============

Weighted avg. number of shares o/s                        19,123,995                       17,950,456
                                                        ============                   ==============

The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited


                                                                        Three                    Three
                                                                     Months Ended             Months Ended
                                                                     October 31,              October 31,
                                                                         1996               1995 (Restated)
                                                                   ==============          ================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                       $  (1,206,197)          $     (839,020)
     Adjustments to reconcile net loss to net cash
          provided by (used for) operating activities:                          -                        -
     Depreciation, amorization and depletion                            1,129,524                1,247,979
     Write-down of investments                                                  -                        -
      Equity in losses and writeoffs of
            investments in affiliates                                           -                   41,500
     Dryhole costs and abondonments                                        22,113                   73,293

     Changes in Assets and Liabilities:
          Accounts receivable                                            (340,022)                (148,474)
          Accrued expenses payable                                         (8,569)                 (12,257)
          Accounts payable                                              1,143,638                 (403,356)
          Other assets                                                    444,089                  103,126
          Prepaid expenses                                                  5,684                  (76,430)
                                                                    -------------           --------------
Net cash provided by operating activities                           $   1,190,260           $      (13,639)
                                                                    -------------           --------------

Cash flows from investing activities:
     Investments                                                    $           -           $            -
     Property, plant, and equipment                                       (68,973)              (2,011,808)
                                                                    -------------           --------------

Net cash used for investing activities                              $     (68,973)          $   (2,011,808)


The accompanying notes are an integral part of these financial statements

                             LATEX RESOURCES, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                     Three                 Three
                                                                  Months Ended          Months Ended
                                                                  October 31,           October 31,
                                                                      1996            1995 (Restated)
                                                                ==============         ==============
CASH FLOWS FROM FINANCING ACTIVITIES:

     Notes payable                                                  (1,108,455)           1,742,383

Net cash provided by (used for) financing activities             $  (1,108,455)       $   1,742,383
                                                                 -------------        -------------

Net (decrease) in cash and cash equivalents                            (12,832)       $    (283,064)

Cash and cash equivalents beginning of period                    $      19,337        $     314,229
                                                                 -------------        -------------

Cash and cash equivalents end of period                          $       6,505        $      31,165


Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                                    $     538,892        $     580,667
     Income taxes                                                            -                    -
                                                                 =============        =============

Supplemental schedules of noncash investing and
     financing activities:                                       $           -        $           -
Decrease in related party accounts receivable for
     the acquisition of unconsolidated affiliate                             -                    -
Stock issued for public relations services                                   -                    -
Stock issued to acquire unconsolidated affiliate                             -                    -
Stock issued to acquire Phoenix Metals                                       -                    -
Pre-acquisition exercise of Panda Resources, Inc.
     stock options in exchange for note receivable                           -                    -
                                                                 -------------        -------------

Total                                                            $           -        $           -
                                                                 =============        =============

Disclosure of accounting policy:
     For purposes of the statement of cash
flows, the company considers all highly
liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


The accompanying notes are an integral part of these financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
         Three Months Ended October 31, 1996 Year Ended July 31, 1996


                                           Common Stock          Additional                                               Total
                                      -----------------------      Paid In        Retained    Treasury     Preferred  Stockholders
                                        Shares      Par Value      Capital        Earnings      Stock        Stock       Equity
                                      ==========    =========    ===========    ============  ==========   ========== ============
Balance July 31, 1996 (excluding
  subscriptions receivable)           19,123,995     $191,240     $9,067,631    $(11,747,860)  $(489,365)  $9,296,801  $ 6,318,447

Preferred stock dividends                                                           (166,250)                 166,250            -

Net loss for the three months ended                                               (1,206,197)                           (1,206,197)

Balance October 31, 1996              19,123,995     $191,240     $9,067,631    $(13,120,307)  $(489,365)  $9,463,051  $ 5,112,250
                                      ==========     ========     ==========    ============   =========   ==========  ===========

Less treasury shares                  (1,008,500)
                                      ----------
Total outstanding                     18,115,495
                                      ==========




                        PART I - FINANCIAL INFORMATION

                             LaTex Resources, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)    Notes Payable
       -------------

The Company has a note payable with Bank of America for $23,000,000 with an option of an additional $2,000,000 for six months for approved workovers, recompletions and development drilling of specified reserves. Principal is due monthly of $365,000 which includes the Oakland Petroleum Company payment of $42,500. Interest is due monthly at the higher of a base rate (the higher of the Bank of America Reference Rate and the Federal Fund Rate plus .5% per annum) plus 1% per annum and the London Interbank Offered Rate plus 2%. The current rate as of October 31, 1996 was 7.375%. The amounts outstanding are secured by mortgages which cover the Company's oil and gas properties. The Company is currently in default under the terms of the credit agreement and as a result has operated under a "forbearance" agreement. The "forbearance" agreement is extended to February 28, 1997. Accordingly, the entire unpaid balance is classified as a current liability at October 31, 1996. On December 4, 1996 Oakland Petroleum Company paid off its outstanding loan in full to LaTex/Bank of America.

(2)    Accounting Policies
       -------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the LaTex Resources, Inc. financial statements and notes thereto as of July 31, 1996 which are included in the Company's Form 10-K.

(3)    Income Taxes
       ------------

Deferred income taxes are provided on transactions which are recognized in different periods for financial and tax reporting purposes. Such timing differences arise primarily from the deduction of certain oil and gas exploration and development costs which are capitalized for financial reporting purposes and differences in the methods of depreciation.

The Financial Accounting Standards Board issued SFAS No. 109, Accounting for Income Tax. The Company has adopted SFAS 109 beginning with its July 31, 1993 financial statements. SFAS 109 allows, but does not require, restatement of financial statements for previous years. SFAS 109 represents a new method of accounting for income taxes. It generally requires that deferred taxes be provided using a liability approach at current enacted income tax rates, rather than the deferred approach at historical rates which has been required. The adoption of SFAS 109 has no material effect on the financial statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -----------------------------------


Proposed Merger With Alliance Resources Plc
-------------------------------------------

As a result of the demands placed upon the Company by its primary lender, the Company's continuing working capital deficit, its deteriorating financial condition and the inability of the Company to raise additional debt or equity capital, management of the Company, in the fourth quarter of fiscal 1996, determined to seek an equity infusion through a strategic merger with a suitable merger candidate. Management's primary objective in seeking a merger partner was to solve the working capital deficit of the Company through an equity infusion while minimizing dilution to the shareholders. Although the Company considered several potential transactions, Alliance Resources Plc ("Alliance") emerged as the candidate most likely to meet the objectives of the Company. The Company has entered into an Agreement and Plan of Merger ("Alliance Merger Agreement") dated August 12, 1996 with Alliance Resources Plc, a company organized under the laws of the United Kingdom ("Alliance"), pursuant to which the Company will merge ("Alliance Merger") with a wholly-owned U.S. subsidiary of Alliance.

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

Disposition of Oil and Gas Properties
-------------------------------------

Subsequent to October 31, 1996, the Company closed two oil and gas property sales for approximately $1,500,000. These properties were not included in the July 31, 1996 reserve appraisal.

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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

                                                  Three Months Ended October 31
                                                  -----------------------------
                                                            1996     1995
                                                            ----     ----
       Net Sales Volumes:
            Oil (Mbbls)                                       86      110
            Natural gas (Mmcf)                               778      941
            Oil equivalent (MBOE)                            216      267

       Average Sales Prices:
            Oil (per Bbl)                                 $18.62   $13.40
            Natural Gas (per Mcf)                         $ 1.83   $ 1.52

       Operating Exp. per BOE of Net Sales:
            Lease operating                               $ 5.59   $ 5.11
            Severance tax                                 $ 0.70   $ 0.74
            General and administrative                    $ 3.31   $ 2.80
            Depreciation, depletion and  amortization     $ 5.22   $ 4.68

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

The Company entered into hedging arrangements in April 1995 designed to offset fluctuations in oil and gas prices through financial instruments. For fiscal 1997 the Company has experienced a net loss of $431,238 as a result of its hedging program.

Three months ended October 31,1996  Total revenues from the Company's operations
----------------------------------
for the quarter ended October 31, 1996 were $2,911,608 compared to $3,459,328 for the quarter ended October 31, 1995. Revenues decreased over the comparable period a year earlier due to the negative effect of the product hedges and lower sales volumes.

Depreciation, depletion and amortization decreased to $1,129,524 from $1,247,979 year earlier due to a decrease in the depletion rate based on the increase in reserves at year-end 1996 and lower sales volumes.

Lease operating expenses were $1,360,452 and for the three-month period ending October 31, 1996 compared to $1,561,516 and for the period ending October 31, 1995. The decrease in lease operating expenses are due to the sale of non-strategic oil and gas properties and shutting in various marginal operated properties.

General and administrative expenses decreased from $747,863 during the quarter ended October 31, 1995 to $715,049 for the period ending October 31, 1996. The decrease is attributable to lower professional fees associated with the year-end audit and the annual reserve analysis.

The Company had after tax loss from continuing operations of $1,206,197 ($ .06 per share) versus a loss of $839,020 ($.05 per share) for the same period last year. The decrease in income reflects the effect of the Company's product hedging arrangements.

The net loss for common shareholders for the quarter ended October 31, 1996 was $1,372,447 ($.07 per share) compared to a net loss of $975,250 ($.05 per share) for the previous year. The increase in the loss was a result lower sales volumes, hedging costs, and asset writedowns associated with uncollectible receivables.

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

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $4.3 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. At October 31, 1996, the Company had current assets of $4.7 million and current liabilities of $32.8 million which resulted in negative working capital of $28.1 million. This compares to the Company's current assets of $6.5 million and current liabilities of $12.3 million, which resulted in negative working capital of $5.8 million, at October 31, 1995. The increase in the Company's working capital deficit during fiscal 1997 is primarily due to the current liability classification at October 31, 1996 of all indebtedness of the Company to its principal bank in 1996, additional litigation costs principally resulting from discontinued operations of $1.8 million, and increases in royalty and vendor payables in the amount of $1.8 million resulting from the Company's inability to fund its current obligations due primarily to product hedging losses. At July 31, 1994 the long-term portion of the Company's debt to its principal bank was $4.5 million and negative working capital was $1.11 million. The decline in the Company's working capital during the last three years is primarily the result of the Company's assumption of approximately $4.3 million of indebtedness associated with the acquisition of Germany Oil and the continued funding of its international operations and two unconsolidated affiliates. Subject to the availability of capital, the Company intends to continue to pursue its program to achieve an orderly liquidation of the Germany Oil indebtedness. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities. As part of the Company's effort to reduce its working capital shortage, the Company has entered into the proposed merger transaction with Alliance Resources Plc.

For the quarter ended October 31, 1996, the Company's operating activities resulted in positive cash flow of $1,190,260 compared to a negative cash flow of $13,639 for the quarter ended October 31,1995. The improvement in cash flow is due to additional cash provided by operating activities through continued deferral of paying obligations of the Company which resulted in increased accounts payable.

Investing activities of the Company used $68,973 in net cash flow for the quarter ended October 31, 1996 to fund the Company's oil and gas activities. Investing activities of the Company used $2,011,808 in net cash flow for the quarter ended October 31, 1995. The decrease in investing activities in fiscal 1997 was primarily due to the property acquisition from Sackett Oil in 1995.

Financing activities used $1,108,455 in net cash flow for the quarter ended October 31, 1996 compared to $1,742,383 provided in net cash flow for the quarter ended October 31, 1995. The decrease from fiscal 1996 was a result of the monthly amortization of the Company's indebtedness to its principal bank and additional debt reduction upon the sale of oil and gas properties. The increase in fiscal 1995 compared to fiscal 1994 was a result of the Company's new credit facility with Bank of America associated with the Company's acquisition of Germany Oil Company in April 1995. As a result of the Company's default under certain provisions of its credit facility with Bank of America, the Company does not currently anticipate being able to increase its level of borrowing under such credit facility.

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

Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of assets from continuing operations. Sales of non-strategic and minor interest oil and gas properties accounted for $2,365,807 in gains during fiscal 1996, $127,248 in gains during fiscal 1995, and $565,932 in gains during fiscal 1994. The Company expects to pursue a more aggressive policy of disposition of oil and gas properties in fiscal 1997. Additionally, the Company incurred a loss in fiscal 1994 of $173,340 on the disposition of 40,000 shares of Electric & Gas Technology, Inc. common stock acquired in 1991.


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


Financing Arrangements
----------------------

Since July 31, 1991, the Company has made 12 acquisitions of oil and gas properties. These acquisitions have been financed primarily through borrowings under the Company's bank credit facilities and through internal cash flow. The Company's acquisition of Germany Oil Company, including the cash portion of the purchase price paid by the Company for the volumetric production payments and overriding interests acquired from ENRON Reserve Acquisition Corp. and the cash portion of the consideration paid by the Company pursuant to the exchange offer, were financed through borrowings by the Company under a credit facility pursuant to a Credit Agreement dated as of March 31, 1995 (the "Credit Agreement") between Bank of America, NT and SA ("Bank") and the Company's wholly-owned subsidiaries, LaTex Petroleum,. Germany Oil and LaTex/GOC Acquisition ("Borrowers"). In addition, under the new credit facility the Company and the Borrowers refinanced the Company's then existing indebtedness to the Company's former principal lender. The Company and its wholly owned subsidiary, ENPRO, have guaranteed the obligations of the Borrowers under the Credit Agreement.

Under the Credit Agreement, the Bank agreed to make loans to the Borrowers (i) in the amount of $23,000,000 (the "Acquisition Loan") for the purposes of refinancing the Borrower's then existing indebtedness, partially funding the acquisition of Germany Oil and for working capital, and (ii) in the amount of $2,000,000 (the "Development Loan") for additional approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the Borrowers to the bank as security for the loans under the Credit Agreement. On October 31, 1996, the outstanding balance of the loan was $21,127,412.

Advances under the Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate", plus 1%, or (ii) the "Federal Funds Rate" (as defined in the Credit Agreement) plus 1 1/2%. Advances under the Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Credit Agreement) plus 2%. As of October 31, 1996, all advances to the Company under the Credit Agreement are maintained as LIBO Rate Loans which currently bear interest at the annual rate of 7.375%.

Principal on any loans under the Credit Agreement is currently repayable in monthly installments of $322,500 (net of Oakland Petroleum's monthly principal payment of $42,500) plus an additional payment equal to the positive difference, if any, between the net proceeds from Borrower's oil and gas production (as defined in the Credit Agreement) times a variable dedicated percentage (as defined in the Credit Agreement) and the minimum monthly payment. All unpaid principal and accrued interest under the Credit Agreement is due March 31, 2000. The Oakland Petroleum portion of the debt was paid off December 4, 1996.

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

As a condition to the Bank making the loans under the Credit Agreement, the Company's subsidiary, LaTex Petroleum, has entered into hedging agreements designed to enable the Company to obtain agreed upon net realized prices for the Company's oil and gas production and designed to protect the Company against fluctuations in interest rates with respect to the principal amounts of all loans under the Credit Agreement. Under the current hedging arrangements with the Bank, the Company presold certain volumes of its gas production for a three year period beginning April 1, 1995 at a fixed price of $1.806 per MMBTU. The dedicated annual volumes for gas average 2,605,384 Mmcf in fiscal 1996, 1,948,592 Mmcf in fiscal 1997 and 1,115,296 Mmcf in fiscal 1998. In addition, the Company placed a price "collar" on certain volumes of its oil production between $16.50 per barrel and $19.82 per barrel. The dedicated annual volumes for oil average 324,228 Bbls in fiscal 1996, 279,828 Bbls in fiscal 1997 and 170,344 Bbls in fiscal 1998. Interest rate protection was provided based on an interest rate swap at 7.47%. The effect of these hedging arrangements has been to reduce the Company's working capital in fiscal 1997 and 1996 by 563,212 and $1,979,956 respectively, as a result of additional payments to the Bank above scheduled principal and interest payments.

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

During the year ended July 31, 1996, the Company was in violation of various provisions of the Credit Agreement. The Company has acknowledged to the Bank these events of default and, pursuant to a Forbearance Agreement between the Company and the Bank dated July 23, 1996, as amended, the Bank agreed to delay enforcement of its rights under the Credit Agreement and related loan documents as a result of these events of default until the earlier of November 29,1996, the occurrence of any default by the Company under the Credit Agreement, or the Company's cure of the defaults, The Bank has indicated its willingness to further amend the Forbearance Agreement, or the Company's cure of the defaults. The Bank has indicated its willingness to further amend the Forbearance Agreement to extend its agreement to forbear any action on the Company's default through February 28, 1997. Under the terms of the Forbearance Agreement, the Company agreed to (a ) obtain promissory notes from Imperial Petroleum, Inc. ("Imperial"), Wexford Technology, Inc. ("Wexford"), and LaTex Resources International evidencing their indebtedness to the Company at August 16, 1996 in the amounts of $677,705, $1,372,799 and $3,363,000, respectively, (b) obtain from Imperial a lien on and security interest in certain of Imperial's assets (subject to existing perfected liens and security interests) to secure Imperial's indebtedness to the Company, and (c) pay all unpaid overriding royalties due LaSalle Street National Resources Corporation in three monthly installments, beginning August 1, 1996, with interest at the Bank's prime rate plus two percent.


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

The Company has dedicated a significant portion of its available revenues and cash flows to remaining current in its payment obligations to the Bank. In addition, proceeds from sales of oil and gas properties by the Company have been used to further reduce the Company's indebtedness to the Bank, with only limited amounts of such proceeds being made available to fund the Company's working capital needs. As a result, the Company continues to fall further behind in making required payments to royalty owners and vendors. The effect of the continuation of this policy, over the long term, will be to increase the Company's accounts payable while reducing its debt to the Bank. Because the level of required payments to the Bank remains constant over the terms of the Credit Agreement, the rate at which the Company's accounts payable deficit increases will become greater with time and, ultimately may jeopardize certain of the Company's oil and gas leases.

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

Inflation and Prices
--------------------

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

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly in 1996 and 1995. The following table sets forth the average price received by the Company for each of the last three years and the effects of the hedging arrangement described below.

                    Oil              Oil              Gas              Gas
              (excluding the   (including the   (excluding the   (including the
                effects of       effects of       effects of       effects of
 Year Ended       hedging          hedging          hedging          hedging
  July 31      transactions)    transactions)    transactions)    transactions)
--------------------------------------------------------------------------------
    1997            $18.62           $15.45            $1.83            $1.63
    1996            $15.73           $15.24            $2.03            $1.67
    1995            $12.86           $12.86            $1.48            $1.48


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

                                    PART II

                               OTHER INFORMATION

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings
         -----------------


Contingencies
-------------

In addition to the litigation set forth in the Company's annual report in the Company's form 10-K, the Company is a named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome to lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.


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

                            Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LaTex Resources, Inc.



                                      By:  /s/ JOHN L. COX
                                           --------------------------------
                                           John L. Cox, Vice President
                                           and Chief Financial Officer


Date:  January 21, 1997