Form 10-K/A
period 1996-07-31
LATEX RESOURCES INC
filed 1997-02-21
CIK 754881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A1

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

          Under the terms of the Alliance Merger Agreement, the Company is required to dispose of its interests in its unconsolidated affiliates Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. ("LaTex Resources International") and Phoenix Metals, Inc. ("Phoenix Metals"). Effective July 31, 1996, the Company has written off its $2,372,452 investment in Wexford, its $1,812,429 investment in Imperial, and its $3,446,795 investment in LaTex Resources International (which includes $2,491,299 in dry hole costs and $955,496 in abandonments relating to the Company's investments in Tunisia and Kazakhstan, respectively). Effective July 31, 1994, the Company wrote off
its $222,918 investment in Phoenix Metals.   The Company has entered into a
Purchase Agreement with Imperial pursuant to which the Company will sell its interests in Wexford, Imperial, LaTex Resources International and Phoenix Metals to Imperial for 100,000 shares of the Company's common stock. See "Exploration and Development", "Other Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger With Alliance Resources Plc."

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

          Government Regulation.  The Company's business is subject to extensive
          ---------------------
federal, state and local laws and regulations relating to the exploration for, development, production, marketing and transmission of oil and gas, as well as environmental and safety matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. The Company believes that it is currently in compliance with applicable government regulations. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance with such requirements. The states of Oklahoma, Texas and Louisiana have recently adopted revisions to their production allowable rules under which they regulate the quantities of natural gas which producers may produce within their respective borders. The state of Kansas is considering similar revisions to their allowable rules. Legislation has recently been introduced in the United States Congress to restrict the ability of states to regulate the production of natural gas. It is impossible at this time to determine the effect, if any, these developments may have on the natural gas industry as a whole. The Company does not believe these developments will materially affect its operations. There is no assurance that federal, state or local laws and regulations enacted in the future will not adversely affect the Company's ability to explore for, produce and market oil and natural gas. See "Regulation" and "Recent and Proposed Legislation."

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



          The following map shows the locations of the Company's principal areas of oil and gas production.

          A United States map appears here showing oil and gas operations and locations of major fields in Alabama, Arkansas, Colorado, Louisiana, Mississippi, Texas, and the Gulf of Mexico.

          The following table sets forth certain information regarding the Company's principal areas of oil and gas production.

                       SUMMARY OF MAJOR PRODUCING FIELDS

                              Avg.     Avg. Net                           Net Proved
                             Working    Revenue   Producing     Date      Reserves at
Field Name      Location    Interest   Interest     Wells     Acquired   July 31, 1996
----------      --------    --------   --------   ---------   --------   -------------
South          Alabama       100.00%     77.66%        56    May, 1993   4,217.3 MBbls
Carlton

Black          Alabama/       53.11%     40.66%       145    Apr., 1995  30.8 MBbls
Warrior        Mississippi                                               10,733.2 MMcf
Basin

Wolf           Colorado       80.72%     59.41%         1    Apr., 1995  662.4 MBbls
Mountain

War~Wink       Texas          13.20%      9.79%        45    May, 1990   100.2 MBbls
South/East                                                   and         2,165.1 MMcf
Quito                                                        Oct., 1992

Tinsley        Mississippi   100.00%     76.51%         5    July, 1991  282.2 MBbls

Perkins        Louisiana     100.00%     81.25%         7    Jan., 1995  236.3 MBbls

Bolton         Mississippi    96.86%     75.04%         1    Nov., 1995  36.6 MBbls
                                                                         768.9 MMcf
Ozona          Texas          52.86%     41.03%        24    Apr., 1995  1 MBbls
                                                                         969 MMcf
Turtle         Louisiana       3.43%      2.30%         6    Apr., 1995  7 MBbls
Bayou/                                                                   806 MMcf
Deer Island

Springhill     Arkansas            -      2.30%         6    May, 1990   10 MBbls
                                          ORRI                           667.7 MMcf
GOM State      Texas          23.62%     17.65%         2    Apr., 1995  14.6 MBbls
Tract 904                                                                560.1 MMcf

          The following summarizes certain information regarding the Company's principal areas of oil and gas production activity.

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

          Springhill Field, Arkansas.  The Springhill Field is located in
          --------------------------
Columbia County, Arkansas. The Company owns royalty interests in six wells operated by Sonat which produce from the Haynesville formation at a combined rate of 16.5 MMCf of gas and 335 Bbls of oil per day. Net proven reserves to the Company as of July 31, 1996 are 10 MBbls of oil and 667.7 MMcf of gas.

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

Reserves

          Lee Keeling and Associates, Inc. ("LKA"), the Company's independent petroleum engineering consulting firm, has made estimates of the Company's oil and gas reserves at July 31, 1996. LKA's report covers the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved developed reserves, as well as its proved undeveloped reserves and estimated future net cash flows therefrom. The oil and gas reserve and economic data covered by the LKA report and presented below represents substantially all of the Company's oil and gas reserves except small interests owned by the Company in approximately 400 operated and non-operated, non-strategic oil and gas properties which the Company sold effective August 1, 1996 and September 1, 1996 for a total sales price of $1,526,000, before adjustments. Other small interests which the Company has retained, but which are not included in the LKA report, are immaterial and represent less than one percent of the total value of the Company's oil and gas reserves. The Company believes that the summary of the LKA report presented below is fair and accurate.

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

Regulation

     The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The Company believes that it is currently in material compliance with applicable government regulations. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to laws and regulations concerning occupational safety and health. The Company believes that it is in material compliance with applicable environmental, occupational safety and health laws and regulations. It is not anticipated that the Company will be required in the near future to expend amounts that are material in the aggregate to the Company's overall operations by reason of environmental, or occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

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

Title to Properties

     As is customary in the oil and gas industry, the Company performs a minimal title investigation before acquiring undeveloped properties, which generally consists of obtaining a title report from legal counsel covering title to the major properties (for example, properties comprising at least 80% by value of the acquired properties) and due diligence reviews by independent landmen of the remaining properties. The Company believes that it has satisfactory title to its oil and gas properties in accordance with standards generally accepted in the oil and gas industry and is not aware of any material title defects with respect to any of its properties. A title opinion is obtained prior to the commencement of any drilling operations on such properties. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. Substantially all of the Company's oil and gas properties are and will continue to be mortgaged to secure borrowings under the Company's credit facilities. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

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

     The Company's investment in Imperial and Ridgepointe consisted primarily of loans for operating capital. At present, Imperial is actively seeking to raise additional debt or equity capital to fund its operations. Imperial is currently in default under its bank debt. Effective July 31, 1996 the Company has written off its entire investment in and loans to Imperial in the total amount of $1,812,429.

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

               Selected Consolidated Financial and Operating Data
        (In thousands, except per share amounts and average sales data)


                                                                           Years Ended
                                                                            July 31(1)
                                          =========================================================================
                                               1996            1995           1994          1993           1992
                                          ==============  ==============  ============  ============  =============
                                                           (Restated)(6)
Income Statement Data:
  Revenues:
    Oil and gas sales...................  $    11,980     $     8,586     $     8,703   $     8,489   $     6,778
    Crude oil and gas marketing.........          540           1,223           2,781         2,128           210
    Lease operating and management fees.        1,011             634             601           860           561
                                          -----------     -----------     -----------   -----------   -----------
      Total operating income............       13,531          10,443          12,085        11,477         7,549
                                          -----------     -----------     -----------   -----------   -----------
  Operating expenses:
    Lease operating expense.............        6,608           5,265           4,840         4,735         4,092
    Crude oil and gas marketing.........          134             744           2,216         1,740           193
    Dry hole costs and abandonments.....        3,586             104             113           ---           ---
    General and administrative..........        2,893           2,735           2,497         2,566         1,564
    Depreciation, depletion and
     amoritization......................        4,706           2,711           2,214         2,899         1,724
                                          -----------     -----------     -----------   -----------   -----------
      Total operating expenses..........       17,927          11,559          11,880        11,940         7,573
                                          -----------     -----------     -----------   -----------   -----------
  Other Income (expense):
    Equity in losses and write offs of
     investments in affiliates..........       (4,185)           (299)           (440)          (16)           (2)
    Gain on sale of assets..............        2,366             128             393           863           276
    Interest income.....................          205             122              17             9            12
    Interest expense....................       (2,410)         (1,291)           (598)         (728)         (724)
  Net loss from continuing operations     -----------     -----------     -----------   -----------   -----------
   before income taxes..................       (8,420)         (2,456)           (423)         (335)         (462)
  Provision for income taxes:
    Current.............................          ---              35             ---          (145)         (159)(2)
                                          -----------     -----------     -----------   -----------   -----------
  Net loss from continuing operations...       (8,420)         (2,491)           (423)         (190)         (303)

  Income (loss) from discontinued
   operations (net of income taxes)....           ---             ---             ---           974          (962)
  Gain (loss) on disposal of subsidiary
   (net of income taxes)(7).............       (1,811)            ---             ---           123           ---
                                          -----------     -----------     -----------   -----------   -----------
  Net income (loss).....................  $   (10,231)    $    (2,491)    $      (423)  $       907   $    (1,265)(2)
                                          ===========     ===========     ===========   ===========   ===========
  Preferred stock dividends.............          571             133             ---           ---           ---
  Net income (loss) for common
   shareholders.........................  $   (10,801)    $    (2,624)    $      (423)  $       907   $    (1,265)(2)
  Loss per share from continuing          ===========     ===========     ===========   ===========   ===========
   operations...........................       $(0.50)         $(0.15)         $(0.02)       $(0.01)       $(0.02)
                                          ===========     ===========     ===========   ===========   ===========
  Income (loss) per common share........       $(0.60)         $(0.15)         $(0.02)        $0.06        $(0.10)
                                          ===========     ===========     ===========   ===========   ===========
  Weighted average shares outstanding(3)   18,011,826      17,661,428      17,434,159    15,116,096    12,266,372
                                          ===========     ===========     ===========   ===========   ===========

  Balance Sheet Data (end of period):
    Total assets........................  $    38,966     $    47,923     $    21,259   $    21,246   $    35,399
    Net property, plant and equipment...  $    31,945     $    37,709     $    13,077   $    12,440   $    12,304
    Working capital (deficit)...........  $   (28,420)    $    (7,119)    $    (1,111)  $    (2,117)  $   (10,353)
    Long term debt......................  $         0     $    20,635     $     4,467   $     4,868   $     2,544
    Stockholders' equity................  $     6,318     $    16,001     $    10,280   $     8,216   $     2,639

  Reserve and Production Data:
    Production:
      Oil (MBbls).......................          405             359             335           280           213
      Gas (MMcf)........................        3,481           2,612           2,107         1,941         1,798
    Average sales prices:
      Oil (per Bbl).....................  $     15.24(4)  $     12.86(5)  $     14.56   $     17.88   $    17.64
      Gas (per Mcf).....................  $      1.67(4)  $      1.48(5)  $      1.81   $      1.79   $     1.57
    Proved reserves (end of period):
      Oil (MBbls).......................        6,353.1         4,036.4         4,519.9       2,455.3       1,845.5
      Gas (MMcf)........................       28,172          27,730          10,933         9,391         8,214
    Present value of estimated future
     oil and gas net revenues before
     income taxes (discounted 10%)......  $    53,499     $    29,685     $    23,418   $    15,658   $    16,923

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

(6) See Note 16 to the Company's Consolidated Financial Statements included elsewhere herein.
(7) See Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

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

     The factors which most significantly affect the Company's results of operations are (i) the sale prices of crude oil and natural gas, (ii) the level of oil and gas sales, (iii) the level of lease operating expenses, (iv) the level of exploratory activities, and (v) the level of and interest rates on borrowings. Total sales volumes and the level of borrowings are significantly impacted by the degree of success the Company experiences in its efforts to acquire oil and gas properties and its ability to maintain or increase production from existing oil and gas properties through its development and production enhancement activities. The Company does not expect compliance with applicable government regulations, including environmental regulations, to have a material effect on the Company's liquidity, capital commitments or results of operations.

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

     In order to address the Company's deteriorating financial condition, management's plans to reduce the Company's working capital deficit include curtailment of the development of its undeveloped properties, strategic sales of certain of its oil and gas properties and the aggressive reduction of administrative and such other costs that have been determined to be non-essential. Initially, management would immediately seek to sell approximately $6-7 million of non-operated oil and gas properties. These properties have been previously identified and sales information compiled to effect a rapid sale. A substantial amount of the proceeds from any such sale would be used to pay down trade creditors. A second sale of oil and gas properties would then be pursued. This sale could require up to 12 months to complete in an orderly fashion, and would seek to eliminate the balance of the Company's debt to its principal lender and trade creditor payables. Significant staff reductions, salary adjustments and a reduction in the level of discretionary spending and capital expenditures on its properties would accompany both sales of properties. Ultimately, the plan anticipates the Company would close its Tulsa office, eliminate 15 office staff employees and all of its field level employees, and relocate its principal office to Evansville, Indiana. The Company would no longer seek to operate any oil and gas properties. There can be no assurance that the Company will be able to successfully execute the foregoing plan. Under the terms of its credit facility with its principal bank, implementation of this plan would be subject to the bank's prior approval. In the event the proposed merger of the Company and Alliance Resources Plc is not completed and the bank does not approve implementation of the plan, it may become necessary for the Company to seek protection from its creditors.

     Management plans also include consideration of alliances or other partnership arrangements or potential merger opportunities. The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. Management anticipates that these efforts will result in the introduction to the Company of third parties with interests and resources which may be compatible with the financial needs of the Company. There can be no assurance that the Company will be able to successfully locate and negotiate any alliance or partnership arrangement or merger transaction.


     As part of the Company's effort to reduce its working capital shortage, the Company has entered into the proposed merger transaction with Alliance Resources Plc. See "Item 1. Business and Item 2. Properties -Proposed Merger with Alliance Resources Plc."

     For the year ended July 31, 1996, the Company's operating activities resulted in positive cash flow of $3,359,885 compared to a positive cash flow of $1,742,623 for the year ended July 31, 1995. The improvement in cash flow is due to additional cash provided by operating activities, principally through increased accounts payable and accrued expenses. For the year ended July 31, 1994, the Company's operating activities resulted in a positive cash flow of $951,001 compared to providing deficit cash flow of $2,596,354 for the year ended July 31, 1993.

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

     During the year ended July 31, 1996, the Company was in violation of various provisions of the Credit Agreement. The Company has acknowledged to the Bank these events of default and, pursuant to a Forbearance Agreement between the Company and the Bank dated July 23, 1996, as amended, the Bank agreed to delay enforcement of its rights under the Credit Agreement and related loan documents as a result of these events of default until the earlier of November 29, 1996, the occurrence of any default by the Company under the terms of Forbearance Agreement, the occurrence of any additional default by the Company under the Credit Agreement, or the Company's cure of the defaults. The Bank has indicated its willingness to further amend the Forbearance Agreement to extend its agreement to forbear any action on the Company's default through February 28, 1997. Under the terms of the Forbearance Agreement, the Company agreed to
(a) obtain promissory notes from Imperial Petroleum, Inc. ("Imperial"), Wexford Technology, Inc. ("Wexford"), and LaTex Resources International evidencing their indebtedness to the Company at August 16, 1996 in the amounts of $677,705, $1,372,799 and $3,363,000, respectively, (b) obtain from Imperial a lien on and security interest in certain of Imperial's assets (subject to existing perfected liens and security interests) to secure Imperial's indebtedness to the Company, and (c) pay all unpaid overriding royalties due LaSalle Street National Resources Corporation in three monthly installments, beginning August 1, 1996, with interest at the Bank's prime rate plus two percent. The company believes that it is in compliance with the terms of the Forebearance Agreement.

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


                                                        /s/ Briscoe & Burke
                                                          BRISCOE & BURKE
                                                    Certified Public Accountants


November 6, 1996 except as to
information presented in Notes 1
and 5, for which the date is
November 30, 1996
Tulsa, Oklahoma

                             LaTex RESOURCES, INC.

                          Consolidated Balance Sheets

                             July 31, 1996 and 1995

ASSETS                                              1996          1995
                                                ------------  -------------
                                                                (Restated)
Current assets:
  Cash                                          $     19,337  $    314,229
  Accounts receivable - net of
    allowance for doubtful
    accounts of $0 in 1996
    and $135,000 in 1995                           3,324,309     2,836,596
  Accounts and notes receivable -
    other (Note 3)                                   515,820       696,688
  Inventories                                        175,493        90,976
  Other current assets                                27,587        84,791
  Assets held for sale                               164,792       144,990
                                                ------------  ------------

      Total current assets                         4,227,338     4,168,270
                                                ------------  ------------

Property and equipment, at cost
  Oil and gas properties (using
    successful efforts  method)                   41,264,573    39,638,656
  Exploration prospects in progress                        -     3,363,000
  Other depreciable assets                           854,259       954,415
                                                ------------  ------------

                                                  42,118,832    43,956,071
Accumulated depreciation and
depletion                                         10,173,524     6,247,190
                                                ------------  ------------

Net property and equipment                        31,945,308    37,708,881
                                                ------------  ------------

Other assets:
  Notes receivable, net of
    current portion (Note 3)                         757,500             -
  Deposits and other assets                          130,734       137,559
  Accounts and notes receivable -
    related parties (Note 3)                         392,297       590,605
  Investments in and advances
    to affiliates (Note 3)                                 -     3,647,480
  Intangible assets, net of
    amortization                                   1,512,899     1,670,384
                                                ------------  ------------

      Total other assets                           2,793,430     6,046,028
                                                ------------  ------------


      TOTAL ASSETS                              $ 38,966,076  $ 47,923,179
                                                ============  ============

LIABILITIES and STOCKHOLDERS' EQUITY                1996          1995
                                                ------------  ------------
                                                               (Restated)
Current liabilities:
  Accounts payable                              $  9,057,707  $  4,544,406
  Accounts payable - other                           747,000     2,959,284
  Accrued expenses payable                           607,055       139,113
  Current portion of long-term debt
    (Note 5)                                      22,235,867     3,644,723
                                                ------------  ------------

    Total current liabilities                     32,647,629    11,287,526
                                                ------------  ------------


Long-term debt, net of current portion
  (Note 5)                                                 -    20,634,809
                                                ------------  ------------



Stockholders' equity
  Preferred stock - par value $10.00;
    5,000,000 shares authorized:
    Series A convertible preferred stock
    ($10 liquidation preference),
    451,095 and 442,281 issued and
    outstanding, respectively                      4,503,351     4,415,180
    Series B convertible preferred stock
    ($10 liquidation preference),
    479,345 and 381,100 issued and
    outstanding, respectively (Note 10)            4,793,450     3,811,000
  Common stock - par value $.01,
    50,000,000 authorized; issued and
    outstanding 19,123,995
    18,880,195, respectively                         191,240       188,802
  Additional paid-in capital                       9,067,631     8,931,424
  Treasury stock 1,008,500 and 958,000
    shares, respectively                            (489,365)     (399,106)
  Accumulated deficit                                 (11,747,860)     (946,456)
                                                ------------  ------------

    Total stockholders' equity                     6,318,447    16,000,844
                                                ------------  ------------

  Commitments and contingencies (Note 11)

    TOTAL LIABILITIES and
      STOCKHOLDERS' EQUITY                      $ 38,966,076  $ 47,923,179
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

     Management plans to reduce the working capital deficit include curtailment of the development of its undeveleloped properties, strategic sales of certain of its oil and gas properties and the aggressive reduction of administrative and such other costs that have been determined to be non essential. Management plans also include consideration of alliances or other partnership arrangements or potential merger opportunities.

     The Company has retained investment banking counsel to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company (See Note 17).


     There can be no assurance that the Company will be able to successfully execute the foregoing plans.

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
                                                  ============

     Acquisition of Germany Oil Company
     ----------------------------------

     Effective March 31, 1995 through a series of transactions, the Company acquired all of the issued and outstanding stock of Germany Oil Company ("Germany") in exchange for 250,000 and 11,800 of the Company's common and Series A Convertible Preferred Stock, respectively. The ratio of the number of shares received by the stockholders of Germany was determined through arms length negotiations between the Chairman of the Board and President of the Company and the President of Germany. The Company also issued 370,000 shares of the Series B Convertible Preferred Stock and $8,900,000 in cash to retire a volumetric production payment and acquire all of the related contract rights mortgages, vendor liens and security interests. In addition, the Company paid $1,742,294 in cash, issued 428,301 shares of its Series A Convertible Preferred Stock and $87,998 in notes payable to acquire and retire certain indebtedness of Germany. The transaction was accounted for as a purchase. The fair value of assets and liabilities of Germany at date of acquisition follows:

           Current assets                                  $     773,088
           Current liabilities                                (4,309,479)
           Oil and gas properties                             22,504,593
                                                           -------------

                                                           $  18,968,202
                                                           =============

     The consolidated statements of operations include the results of operations of Germany Oil Company since the acquisition date. The following is a statement of pro forma revenues, loss before income taxes, net loss, and net loss per share for the years ended July 31, 1995 and 1994 based upon the assumption that Germany Oil Company was acquired at the beginning of each of the periods:




                                                    1995         1994
                                                    ----         ----
                                                      (in thousands
                                                  except per share data

            Revenues                              $  16,358     $  19,957
                                                  =========     =========
            Loss before income tax                $  (3,307)    $  (1,795)
                                                  =========     =========
            Net loss                              $  (3,382)    $  (1,795)
                                                  =========     =========
            Net loss per share                    $     .19)    $    (.10)
                                                  =========     =========

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

     Revenue Recognition
     -------------------

     The Company recognizes oil and gas revenue in the month of production. Crude oil and gas marketing revenue is recognized in the month of delivery.


     Property, Equipment, Depreciation and Depletion
     -----------------------------------------------

     The Company uses the successful efforts method to account for costs in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Undeveloped oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on Company experience. Depletion and depreciation are calculated on the units of production method based upon current estimates of oil and gas reserves provided by management. Upon sale, retirement or abandonment, the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

     Non oil and gas property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of non oil and gas assets. Expenditures which significantly increase values or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

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

                                 LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


3.   ACCOUNTS AND NOTES RECEIVABLE AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The non-interest bearing note receivable from Oakland Petroleum Operating, Inc. (Oakland) represents the balance due to the Company for a loan entered into with the Company's primary lender for a joint purchase of property. The original amount was approximately $2,300,000 of which $1,267,500 was still outstanding at July 31, 1996. The note receivable is offset by a comparable amount included in the Company's long-term debt. Oakland pays all principal and interest payments directly to the Company's primary lender. Imputed interest income has been netted against the related interest expense.

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

     The Company acquired 32.3% of Wexford through a series of transactions culminating in May 1994. During the fourth quarter of fiscal 1996, the Company recorded a charge to earnings of $2,372,452 to write off its investment. Wexford is presently in default on its bridge debt and has received numerous written demands for payment and correspondence threatening litigation. Included in the write off was $1,462,765 in notes receivable.

     The Company owns 12% of the common stock of Imperial and certain officers, directors and employees of the Company own 28.8%. During the fourth quarter of fiscal 1996, the Company recorded a charge to earnings of $1,812,429 to write off this investment. Imperial is currently in default on its bank debt. Included in the write off of the Company's investment was $722,603 in notes receivable.

     Wexford and Imperial are both development stage enterprises that are seeking capital infusion to complete their facilities and achieve commercial operations. Neither Wexford nor Imperial have been able to raise additional debt or equity capital. Further, there can be no assurance, assuming Wexford and Imperial successfully raise additional funds or enter into a business alliance, that they will achieve commercial operations or positive cash flow. The Company is not a guarantor of any debt incurred by Wexford or Imperial.

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

     In fiscal 1996, the operator of the project, in response to a request from the Tunisian government, permanently plugged the well and restored the well site. The Company has insufficient capital to continue the project and, due to the limited time remaining on the exploration permit, decided to abandon the project and write off its investment of $2,491,299.


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

     Stock option activity during the periods indicated is as follows:

                                                                  Weighted
                                                                   Average
                                         Number of                Exercise
                                          Shares                   Price
                                       ------------             ------------

       Balance at July 31, 1993                  -              $      -
         Granted                           619,000                 0.875
                                           -------
       Balance at July 31, 1994            619,000                 0.875
         Forfeited                         (12,000)                0.875
                                       ------------
       Balance at July 31, 1995            607,000                 0.875
         Granted                         1,448,000                 0.448
         Forfeited                        (365,000)                0.764
                                       ------------
       Balance at July 31, 1996          1,690,000              $  0.533
                                       ============
     At July 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.4375 to $0.875 and
     3.77 years, respectively. (See Note 17)

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

     The Company issued 1,080,000 Warrants in connection with private placements of its common stock. The Company during 1995 issued 526,000 Warrants to a related party (See Note 12), of which, 100,000 were exercised.

     At July 31, 1996, the range of exercise prices of outstanding Warrants was $.75 to $4.44. These Warrants expire at various dates from January 1997 to October 2001. It is the intent that the Warrants will be converted into Alliance Resources Plc (See Note 17) Warrants at a ratio of .8806 for 1.


     Stock Warrant activity during the periods indicated is as follows:

                          Date      Number of   Convertible   Stock Price
                          Issued     Warrants     Shares      at Issuance
                          ------    ---------   -----------   -----------

     Balance at
       July 31, 1993                3,700,000     2,518,750
       Issued              1/26/94     80,000        80,000        $1.813
                                    ---------   -----------

     Balance at
       July 31, 1994                3,780,000     2,598,750
       Issued              6/12/95    500,000       500,000         0.469
       Exercised                     (100,000)     (100,000)
                                    ---------   -----------

     Balance at
       July 31, 1995                4,180,000     2,998,750
       Issued             11/30/95     36,000        36,000         0.469
                                    ---------   -----------

     Balance at
       July 31, 1996                4,216,000     3,034,750
                                    =========     =========

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


     Preferred stock, by class, is as follows:

                                                  Class A  Class B
                                                  -------  -------
     Balance July 31, 1993                              -        -
                                                  -------  -------
     Balance July 31, 1994                              -        -
                                                  -------  -------
     Issued for acquisition of Germany
       Oil Company                                440,101  370,000

     Issued for dividends                           2,180   11,100
                                                  -------  -------
     Balance July 31, 1995                        442,281  381,100

     Issued for dividends                           8,814   98,245
                                                  -------  -------
     Balance July 31, 1996                        451,095  479,345
                                                  =======  =======

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


11.  LITIGATION, COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     On October 7, 1994, Northern Natural Gas Company ("Northern") filed a lawsuit against the Company alleging that the Company had breached two firm transportation Service Agreements dated December 1, 1990, between Northern and Panda Resources, Inc. ("Panda"), a former wholly-owned subsidiary of the Company. On June 6, 1996, Northern and the Company entered into a Settlement Agreement pursuant to which (a) the Company issued to Northern 50,000 shares of the Company's Series B Senior Convertible Preferred Stock which are convertible (subject to adjustment) into 333,333 shares of the Company's common stock, and (b) the Company agreed to pay Northern $465,000 in installments of $50,000 by June 21, 1996, $150,000 by May 1, 1997,
     $125,000 by May 1, 1998, and $140,000 May 1, 1999. An agreed judgment was entered in the case, but Northern has agreed not to seek to enforce the judgment unless the Company defaults in its payment obligations. Once the required payments have been made, Northern has agreed to execute a release of the judgment. These amounts have been reflected in the Company's consolidated financial statements at July 31, 1996.

     On November 17, 1994, Associated Storage Corporation ("Associated") filed a lawsuit against the Company alleging that the Company had breached a July 21, 1993 agreement between Associated and the Company. Associated seeks actual damages in the amount of $150,000, prejudgment interest, court costs, and attorneys' fees. Associated has filed a motion for summary adjuration which was denied by the court. The Company has asked Associated to submit to mediation.

     In connection with the sale of Panda, the Company became a party in disputes between Torch Energy Marketing, Inc. ("Torch"), NUEVO Liquids, Inc ("NUEVO") and Panda. On December 7, 1995, the Company entered into a Settlement Agreement (the "Settlement") to settle all matters related to the sale of its former wholly owned subsidiaries, Panda and Richfield Natural Gas, Inc. Pursuant to the Settlement, the Company agreed to pay to the plaintiffs (a) $20,000 on December 7, 1995, and an additional $30,000 over the course of 90 days following execution of the Settlement, and (b) to pay $50,000 within one year of the Settlement, an additional $50,000 within two years of the Settlement, and an additional $150,000 within three years of the Settlement, together with interest in the amount of $36,000. The Company has accrued the costs associated with this settlement agreement and has made all required payments under the agreement. To secure its obligation under the Settlement, the Company stipulated in an agreed judgment that it would be liable in the amount of $1,000,000 (less any amounts paid pursuant to the Settlement) upon the Company's default of its obligations under the Settlement. In addition, the Company agreed to assume and indemnify the plaintiffs against all obligations and amounts owed under a May 2, 1989 agreement between Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. Pursuant to this indemnification, the Company has been asked to indemnify one of the plaintiffs with respect to claims brought against it by Northern in a lawsuit filed March 7, 1996, as more fully discussed below.

     On March 7, 1996, Northern Natural Gas Company ("Northern") filed a lawsuit against Torch Energy Advisors, Inc. ("Torch") for alleged breach of a May 2, 1989 agreement (the "Dewey County Contract") between Torch, Panda and Northern relating to the transportation of natural gas through a facility located in Dewey County, Oklahoma. The Company has assumed the defense of this matter pursuant to the indemnification agreement entered into as part of the December 7, 1995, settlement among Torch, Panda and the Company discussed above. Northern contends that Panda failed to transport the required volumes and that the deficiency resulted in a requirement that Panda pay a total of $973,000, representing the percentage of the costs of constructing the facilities calculated under the contract formula. Northern sued Torch under a written guaranty agreement and has claimed, in addition, that Torch denuded the assets of Panda and is therefore liable for the debts of Panda. The Company maintains that, if litigation is unsuccessfull to the Company, Northern would only be entitled to the amount of the contractually required volumes.

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

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


11.  LITIGATION, COMMITMENTS AND CONTINGENCIES (continued)

     Contingencies
     -------------
     In addition to the foregoing litigation, the Company is named defendant in lawsuits, is a party in governmental proceedings, and is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of lawsuits or other proceedings and claims against the Company cannot be predicted with certainty, management does not expect these additional matters to have a material adverse effect on the financial position of the Company.

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
                                                       ============

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994

12.  RELATED PARTY TRANSACTIONS


     In regard to the modification and cancellation of the non-compete agreements with the two previous majority shareholders of Panda, Mr. Jeffrey T. Wilson, an officer and director of the Company, assumed the notes receivable due the Company by two former shareholders in the amount of $339,650 plus accrued interest. The Board has voted to forgive $380,624, representing the total notes and accrued interest, due from Mr. Wilson. The Board has also voted to forgive $58,138 due to the Company from Mr. Malcolm
     W. Henley, an officer and director of the Company.

     Since January 1993 the Company has leased a condominium located in Tulsa, Oklahoma owned by Jeffrey T. Wilson. Under terms of the oral lease agreement, the Company pays Mr. Wilson approximately $1,100 per month. At July 31, 1996, the Company owed Mr. Wilson approximately $8,000 for unpaid rent.

     The Company has entered into an agreement to sell its interests in its wholly owned subsidiaries, LaTex Resources International, Inc. and Phoenix Metals, Inc., and its investments in Wexford Technology, Inc. and Imperial Petroleum, Inc. (See Note 17). Mr. Wilson is a major stockholder of Imperial Petroleum, Inc.

     The Company was previously a party to an agreement with Wood Roberts, Inc. ("WRI"), a company controlled by John R. Martinson, a Director of the Company, pursuant to which WRI acted as a financial advisor to the Company. Under the agreement, the Company paid WRI a monthly fee of $4,000 and agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Company by WRI, and any financing facility arranged by WRI. Through July 31, 1996, the Company paid WRI cash retainer and success fees of $55,000. In addition, the Company has issued to WRI six year common stock purchase warrants to purchase 536,000 shares at $.75 per share, of which WRI has exercised and purchased 100,000 shares (See Note 8). As of March 4, 1996, the financial advisor agreement between the Company and WRI was terminated by agreement of the parties. By separate agreement, the Company agreed to pay Wood Roberts a fee of $240,000 upon completion of the proposed merger with Alliance Resources Plc and a fee equal to 0.5% of the amount of any credit facility obtained by the Company from a bank or other financial institution introduced to the Company by WRI in order to refinance its indebtedness to Bank of America.

     The Company from time to time, has made loans to certain officers, directors and stockholders. The loans are evidenced by demand notes payable due on or before December 31, 1996, bearing interest at various rates.


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

                               1996       1995       1994
                            ----------  ---------  ---------
                                        (Restated)
                                      (in thousands)
Revenues:
 Oil and gas
  production and
  lease operations            $12,991    $ 9,220    $ 9,305
 Marketing                        540      1,223      2,780
                              -------    -------    -------
 Total revenues                13,531     10,443     12,085

 Intersegment                   3,658      3,023      2,884
                              -------    -------    -------
                              $17,189    $13,466    $14,969
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
                                     ===========     ===========     ===========


     As a result of the restatement, loss per share decreased by $0.01 per share.

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

     Under the terms of the Alliance Merger Agreement, the Company is required to dispose of its interests in its unconsolidated affiliates, Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. ("LaTex Resources International") and Phoenix Metals, Inc. ("Phoenix Metals"). Effective July 31, 1996, the Company has written off its $1,812,429 investment in Imperial, its $2,372,452 investment in Wexford, and its $955,496 Investment in LaTex Resources International. The Company has entered into a Purchase Agreement with Imperial pursuant to which the Company will sell its interests in Wexford, Imperial, LaTex Resources International and Phoenix Metals to Imperial for 100,000 shares of the Company's common stock. Imperial is controlled by the Company's President and largest stockholder, Jeffrey T. Wilson. Prior to the completion of the sale, the Company intends to obtain an opinion from an independent investment banking firm as to the fairness of the transaction to the Company's stockholders.

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


17.   SUBSEQUENT EVENTS(continued)

      Effective October 21, 1996, each holder of options granted under the Company's 1993 Incentive Stock Plan agreed to terminate all options held and receive grants of restricted common stock of the Company. 1,690,000 options were canceled and 1,690,000 shares of restricted common stock were granted. The terms of the Restricted Shares provide that a holder may not sell, transfer, or otherwise dispose of any Restricted Shares as long as the Company has the right to a forfeiture of the Shares. The terms of the Restricted Stock provide that in the event that a holder's employment with the Company shall terminate for any reason other than death or total disability prior to the earlier of (a) February 1, 1997, or (b) a change in control occurs with respect to the Company, the holder shall immediately forfeit any right to the shares of Restricted Stock for which the restrictions have not otherwise lapsed. It is the intent that the holders of the restricted stock will convert their shares to Alliance ordinary shares on substantially the same basis as the Company's common stockholders. The Company did not grant any tax gross-up rights in connection with the issuance of the restricted stock.

      Disposition of Oil and Gas Properties - Subsequent to year end, the
      -------------------------------------
      Company has entered into letters of intent with two parties to sell oil and gas properties for approximately $1,500,000. The Company chose not to include those properties in its reserve appraisal at July 31, 1996. The Company does not expect the transaction to have a significant impact on the results of operations.

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

     John R. Martinson has been a Director of the Company since May 4, 1995.
     -----------------
From 1988 to 1996, Mr. Martinson was a principal in the investment banking firm of Wood Roberts, Inc. where he engaged primarily in initiating and advising on merger transactions and arranging financing in the petroleum industry. In January 1996 Wood Roberts, Inc. joined J L Ogden & Co. to form Wood Roberts, LLC. in order to pursue, in addition to its investment banking activities, fund management advisory activities. In 1995 Mr. Martinson was a principal in the merchant banking firm Martinson, O'Dell & Ogden, L.L.C., specializing in corporate and project finance. From 1973 to 1988 Mr. Martinson was an independent oil operator and investor. During this period he founded and managed companies involved in oil and gas exploration and development, crude oil and products trading, refining and marketing, natural gas gathering and processing, and electric utility load management. Prior to that Mr. Martinson spent seven years in the international division of Mobil Corporation, three years with Kidder Peabody & Co. and four years with Oppenheimer & Co. Mr. Martinson earned his Bachelor of Science in Engineering Degree at Princeton University and holds a Masters in Business Administration Degree (with honors) from Northwestern University.

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

+10.114 Amendment No. 1 to Amended and Restated Credit Agreement dated December 29, 1995, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and Germany Oil Company (formerly known as LRI Acquisition, Inc.).

Exhibit
Number                              Description                             Page
------                              -----------                             ----

+10.115 Amendment No. 2 to Amended and Restated Credit Agreement dated August 16, 1996, among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., and Germany Oil Company (formerly known as LRI Acquisition, Inc.).

+10.116 Forbearance Agreement dated July 25, 1996, among Bank of America National Trust and Savings Association, LaTex Petroleum
         Corporation, LaTex/GOC Acquisition, Inc., Germany Oil Company (formerly known as LRI Acquisition, Inc.), Enpro, Inc., and the Registrant.

+10.117 Agreement and Plan of Merger dated August 12, 1996, among Alliance Resources Plc, Alliance Resources (Delaware), Inc., and the Registrant.

+10.118  Purchase Agreement dated September 30, 1996, between the
         Registrant and Imperial Petroleum, Inc.

+10.119 Letter Agreement dated November 27, 1995, among Rauscher Pierce & Clark, Inc., Rauscher Pierce & Clark Limited, and the
         Registrant.

+10.120 Letter Agreement dated April 23, 1996, between Wood Roberts, LLC, and the Registrant.

+10.121 Letter Agreement dated July 22, 1996, between Wood Roberts, LLC, and the Registrant.

+10.122 Letter Agreement dated July 22, 1996, between Wood Roberts, LLC, and the Registrant.

+10.123 Settlement Agreement dated as of December 7, 1995, among Torch Energy Marketing, Inc., Nuevo Liquids, Inc., Panda Resources, Inc., Wilson Tucker & Associates, Steve Wilson, an individual, and the Registrant.

+10.124 Settlement Agreement dated as of June 6, 1996, between Northern Natural Gas Company and the Registrant.

+10.125 Letter Agreement dated November 8, 1996 between Rauscher, Pierce & Clark and the Registrant.

+10.126 First Amendment to Forbearance Agreement dated October 15, 1996 among Bank of America National Trust and Savings Association, LaTex Petroleum Corporation, LaTex/GOC Acquisition, Inc., Germany Oil Company (formerly known as LRI Acquisition, Inc.), ENPRO, Inc. and the Registrant.

*11      Statement re: computation of per share earnings.

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

*23.1    Consent of Briscoe & Burke

+23.2    Consent of Lee Keeling and Associates, Inc.

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

+99.8 Estimates of reserves by Lee Keeling and Associates, Inc. dated October 30, 1996 regarding oil and gas reserves of the Registrant as of July 31, 1996.

------------------------------
* Filed herewith.

+Previously filed.
(1) Incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 1992.

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

                                      LaTex Resources, Inc.

Date: February __, 1997                /s/ Jeffrey T. Wilson
                                      -----------------------------------------
                                      Jeffrey T. Wilson, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----


/s/ Jeffrey T. Wilson         Director, Chairman of the       February __, 1997
------------------------      Board, President and Chief
Jeffrey T. Wilson             Executive Officer
                              (Principal Executive Officer)



/s/ John L. Cox               Director, Vice President and    February __, 1997
------------------------      Chief Financial Officer
John L. Cox



/s/ Malcolm W. Henley         Director and Vice               February __, 1997
------------------------      President of Marketing
Malcolm W. Henley



--------------------           Director                       February __, 1997
John R. Martinson