Form 10-Q/A
period 1996-10-31
LATEX RESOURCES INC
filed 1997-02-21
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-Q/A1

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   XX       SECURITIES EXCHANGE OF 1934
   --

            For the quarterly period ended October 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --       SECURITIES EXCHANGE ACT OF 1934

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

       As of February 20, 1997, there were 19,805,495 shares of the Registrant's single class of common stock issued and outstanding.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                             LATEX RESOURCES, INC.
                     Consolidated Condensed Balance Sheet

                                                  October 31, 1996         July 31, 1996
                                                     (audited)               (audited)
                                                --------------------     ----------------
ASSETS

Current assets:
     Cash                                         $           19,721       $        19,337
     Accounts receivable-net                               3,208,742             3,324,309
     Accounts receivable-other                               513,378               515,820
     Inventories                                             175,493               175,493
     Other current assets                                     22,055                27,587
     Assets held for resale                                  164,792               164,792
                                                  -------------------      ----------------

     TOTAL CURRENT ASSETS                         $        4,104,181       $     4,227,338
                                                  -------------------      ----------------

Property, plant, and equipment:
     Oil and gas properties - at cost             $       41,264,288       $    41,264,573
     Other depreciable assets                                855,512               854,259
                                                  -------------------      ----------------
                                                  $       42,119,800       $    42,118,832
     Less accumulated depreciation
          and depletion                                   12,571,037            10,173,524
                                                  -------------------      ----------------

          Net property, plant
               and equipment                      $       29,548,763       $    31,945,308
                                                  -------------------      ----------------


Other assets:
     Notes Receivable-net of
          current portion                         $          630,000       $       757,500
     Deposits and other assets                               123,839               130,734
     Accounts and Notes Receivable
          and related parties                                  2,404               392,297
     Intangible assets, net-of
          amortization                                     1,408,272             1,512,899
                                                  -------------------      ----------------

          TOTAL OTHER ASSETS                               2,164,515             2,793,430
                                                  -------------------      ----------------

TOTAL ASSETS                                      $       35,817,459        $   38,966,076
                                                  ===================       ===============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                     Consolidated Condensed Balance Sheet


                                                 October 31, 1996          July 31,1996
                                                     (audited)               (audited)
                                               --------------------       ---------------
LIABILITIES AND
     STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts payable                           $   9,991,311              $  9,057,707
     Accounts payable-other                         1,048,641                   747,000
     Accrued expenses payable                         592,784                   607,055
     Current portion long-term debt                21,127,412                22,235,867
                                               --------------------       ---------------
          Total current liabilities            $   32,760,148             $  32,647,629
                                               --------------------       ---------------


Stockholders' equity:
     Preferred Stock - Series A                $    4,525,591             $   4,503,351
     Preferred Stock - Series B                     4,937,460                 4,793,450
     Common stock                                     208,140                   191,240
     Additional paid-in capital                     9,578,856                 9,067,631
     Treasury stock                                  (489,365)                 (489,365)
     Accumulated deficit                          (15,703,371)              (11,747,860)
                                               --------------------       ---------------
          Total stockholders' equity           $    3,057,311             $   6,318,447
                                               --------------------       ---------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $   35,817,459             $  38,966,076
                                               ====================       ===============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statement of Operations


                                                  For The Three Months Ended    For The Three Months Ended
                                                          October 31,                    October 31,
                                                             1996                      1995 (Restated)
                                                           (audited)                     (unaudited)
                                                        --------------               -----------------
Revenue:
     Oil and gas sales                                  $  2,377,701                   $    3,034,752
     Crude Oil and Gas Marketing                              90,227                          188,843
     Lease operations and management fees                    249,889                          235,733
                                                        ------------                   --------------

          Total operating income                        $  2,717,817                   $    3,459,328

Operating expenses:
     Lease operating expense                            $  1,465,548                   $    1,561,516
     Cost of Crude Oil & Gas Marketing                        17,271                           84,183
     General & administrative expense                      1,894,744                          747,863
     Depreciation, depletion and amortization              2,607,551                        1,247,979
     Dry hole costs and abandonments                          22,113                           73,293
                                                        ------------                   --------------

          Total operating expenses                      $  6,007,227                   $    3,714,834
                                                        ------------                   --------------

Net operating loss                                      $ (3,289,410)                  $     (255,506)
Other income:
     Equity in (losses) and writeoffs of
          Investments in affiliates                     $          -                   $      (41,500)
     Gain on sale of assets                                   68,033                                -
     Interest Income                                           2,871                           38,653
     Interest Expense                                       (570,755)                        (580,667)
                                                        ------------                   --------------

Net loss                                                $ (3,789,261)                  $     (839,020)
                                                        ------------                   --------------

Preferred stock dividends                               $    166,250                   $      136,230

Net loss for common shareholders                        $ (3,955,511)                  $     (975,250)
                                                        ============                   ==============

Loss Per Share for common shareholders                          (.20)                            (.05)
                                                        ============                   ==============

Weighted avg. number of shares o/s                        19,326,060                       17,950,456
                                                        ============                   ==============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows


                                                                                                Three
                                                                        Three                Months Ended
                                                                     Months Ended             October 31,
                                                                     October 31,           1995 (unaudited)
                                                                    1996(audited)             (Restated)
                                                                   ==============          ================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                       $  (3,789,261)          $     (839,020)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:                                     -                        -
     Depreciation, amorization and depletion                            2,607,551                1,247,979
     Gain on sale of assets                                               (68,033)                       -
     Equity in losses and writeoffs of
            investments in affiliates                                           -                   41,500
     Dryhole costs and abandonments                                        22,113                   73,293
     Employee bonus                                                       528,125                        -
     Forgiveness of debt                                                  385,391
     Changes in Assets and Liabilities:
          Accounts receivable                                             115,567                (148,474)
          Accounts and notes receivable-related parties                   389,893
          Accrued expenses payable                                        (14,271)                 (12,257)
          Accounts payable                                              1,235,245                 (403,356)
          Other assets                                                     14,869                  103,126
          Prepaid expenses                                                      -                  (76,430)
                                                                    -------------           --------------
Net cash provided by operating activities                           $   1,041,798           $      (13,639)
                                                                    -------------           --------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                      $      83,625           $            -
  Purchases of property and equipment                                    (144,084)              (2,011,808)
                                                                    -------------           --------------
Net cash used for investing activities                              $     (60,459)          $   (2,011,808)



See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows

                                                                     Three                 Three
                                                                  Months Ended          Months Ended
                                                                  October 31,           October 31,
                                                                      1996            1995 (Restated)
                                                                   (audited)            (unaudited)
                                                                ==============         ==============
CASH FLOWS FROM FINANCING ACTIVITIES:

     Notes payable                                                    (980,955)           1,742,383

Net cash provided by (used for) financing activities             $    (980,955)       $   1,742,383
                                                                 -------------        -------------

Net (decrease) in cash and cash equivalents                               (384)       $    (283,064)

Cash and cash equivalents beginning of period                    $      19,337        $     314,229
                                                                 -------------        -------------

Cash and cash equivalents end of period                          $      19,721        $      31,165


Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                                    $     570,755        $     580,667
                                                                 =============        =============

Supplemental disclosure of noncash investing and
     financing activities:
Reduction of bank borrowings and notes receivable                $     127,500        $           -
                                                                 =============        =============



See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
         Three Months Ended October 31, 1996; Year Ended July 31, 1996


                                          Preferred Stock                        Additional                              Total
                                      -----------------------      Common         Paid-In     Accumulated   Treasury  Stockholders
                                       Class A       Class B        Stock         Capital       Deficit       Stock      Equity
                                      ==========    =========    ===========    ============  ==========   ========== ============
Balance July 31, 1996                 $ 4,503,351    4,793,450      191,240       9,067,631   (11,747,860)  (489,365)   6,318,447

Issued 2,224 shares of Class A and
14,401 shares of Class B in lieu
of cash dividends                          22,240      144,010            -               -      (166,250)         -            -

Issued 1,690,000 shares for
employee bonus                                  -            -       16,900         511,225             -          -      528,125

Net loss                                        -            -            -               -    (3,789,261)         -   (3,789,261)
                                       ----------    ---------     --------      ----------   -----------   --------    ---------
Balance October 31, 1996               $4,525,591    4,937,460      208,140       9,578,856   (15,703,371)  (489,365)   3,057,311
                                       ==========    =========     ========      ==========   ===========   ========    =========


See accompanying notes to consolidated financial statements.


                        PART I - FINANCIAL INFORMATION

                             LaTex Resources, Inc.
             Notes to Consolidated Condensed Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended July 31, 1996.

RECLASSIFICATION. Certain amounts in the October 1995 consolidated condensed financial statements have been reclassified to conform with the October 1996 presentation.

(2)  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluated impairment of production assets on a well by well basis rather than using a total company basis for its proved properties. As a result, the Company recognized a pre-tax impairment loss of $1.4 million in the three months ended October 31, 1996. Such a loss is included in depreciation, depletion and amortization expense.

(3)  RESTATEMENT OF PRIOR YEAR

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

                                                                  Statement of
                               Asset            Liability          Operations
                              Increase          (Increase)         (Increase)
                             (Decrease)          Decrease           Decrease
                            ------------       -----------        ------------


Oil and gas properties      $  7,859,993       $        -        $         -
Goodwill                      (9,929,199)               -                  -
Deferred loan cost               871,270                -                  -
Accounts payable                       -        1,197,936                  -
Goodwill amortization           (220,650)               -            220,650
Depletion expense                (49,283)               -             49,283
Amortization expense              58,085                -            (58,085)
                            ------------       ----------        -----------
    Total                   $ (1,409,784)      $1,197,936        $   211,848
                            ============       ==========        ===========


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

Disposition of Oil and Gas Properties
-------------------------------------

Subsequent to October 31, 1996, the Company closed two oil and gas property sales for approximately $1,500,000. The sales proceeds approximated net book value.

Results of Operations
---------------------

The following is a discussion of the results of operations of the Company for the three months ended October 31, 1996. This discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Part I of this Quarterly Report.

The Company follows the "successful efforts" method of accounting for its oil and gas properties whereby costs of productive wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved reserves. Amortization of capitalized costs is provided on a lease-by-lease basis. Exploratory expenses, including geological and geophysical expenses and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful.

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

                                                  Three Months Ended October 31
                                                  -----------------------------
                                                            1996     1995
                                                            ----     ----
       Net Sales Volumes:
            Oil (Mbbls)                                       86      110
            Natural gas (Mmcf)                               619      941
            Oil equivalent (MBOE)                            189      267

       Average Sales Prices:
            Oil (per Bbl)                                 $18.62   $13.40
            Natural Gas (per Mcf)                         $ 1.83   $ 1.52

       Operating Exp. per BOE of Net Sales:
            Lease operating                               $ 6.92   $ 5.11
            Severance tax                                 $ 0.70   $ 0.74
            General and administrative                    $ 9.99   $ 2.80
            Depreciation, depletion and  amortization     $13.75   $ 4.68

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

The amended operating data table primarily reflects the adoption of Financial Accounting Standards No. 121 recognized in Depreciation, Depletion and Amortization, the issuance of restricted Common Stock to the employees reflected in general and administrative expense and the recognition of a gas balancing liability due to the Company's overproduced status resulting in reduced sales volumes.

Three months ended October 31,1996  Total revenues from the Company's operations
----------------------------------
for the quarter ended October 31, 1996 were $2,377,701 compared to $3,459,328 for the quarter ended October 31, 1995. Revenues decreased over the comparable period a year earlier due to the negative effect of the product hedges, ($542,729) lower sales volumes ($4,991) and gas imbalance adjustments ($231,327).

Depreciation, depletion and amortization increased to $2,607,551 from $1,247,979 year earlier as a result of $1,424,079 impact of FAS 121 dealing with asset impairments.

Lease operating expenses were $1,465,548 for the three-month period ending October 31, 1996 compared to $1,561,516 for the period ending October 31, 1995. The decrease in lease operating expenses are due to the sale of non-strategic oil and gas properties and shutting in various marginal operated properties.

General and administrative expenses increased from $747,863 during the quarter ended October 31, 1995 to $1,894,744 for the period ending October 31, 1996. The increase is attributable to the issuance of restricted stock to employees and additional legal fees associated with the Alliance Merger.



The net loss for common shareholders for the quarter ended October 31, 1996 was $3,955,511 ($.20 per share) compared to a net loss of $975,250 ($.05 per share) for the previous year. The increase in the loss was a result of lower sales volumes, hedging costs, the asset impairments, employee restricted stock issuance and the gas balancing liability.

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

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decrease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $4.3 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. At October 31, 1996, the Company had current assets of $4.1 million and current liabilities of $32.8 million which resulted in negative working capital of $28.7 million. The Company's working capital deficit is primarily due to the current liability classification of all indebtedness of the Company to its principal bank, and increases in royalty and vendor payables resulting from the Company's inability to fund its current obligations due primarily to product hedging losses. Subject to the availability of capital, the Company intends to continue to pursue its program to achieve an orderly liquidation of the Germany Oil indebtedness. Management plans to reduce the working capital deficit include curtailment of the development of its undeveloped properties, strategic sales of certain of its oil and gas properties, and the aggressive reduction of administrative and such other costs that have been determined to be nonessential. Management plans also include consideration of alliances or other partnership arrangements or potential merger opportunities. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities. As part of the Company's effort to reduce its working capital shortage, the Company has entered into the proposed merger transaction with Alliance Resources Plc.

For the quarter ended October 31, 1996, the Company's operating activities resulted in positive cash flow of $1,041,798 compared to a negative cash flow of $13,639 for the quarter ended October 31,1995. The improvement in cash flow is due to additional cash provided by operating activities through continued deferral of paying obligations of the Company which resulted in increased accounts payable.

Investing activities of the Company used $60,459 in net cash flow for the quarter ended October 31, 1996 to fund the Company's oil and gas activities. Investing activities of the Company used $2,011,808 in net cash flow for the quarter ended October 31, 1995. The decrease in investing activities in fiscal 1997 was primarily due to decrease in property acquisitions.

Financing activities used $980,955 in net cash flow for the quarter ended October 31, 1996 compared to $1,742,383 provided in net cash flow for the quarter ended October 31, 1995. The decrease from 1996 was a result of the monthly amortization of the Company's indebtedness to its principal bank. As a result of the Company's default under certain provisions of its credit facility with Bank of America, the Company does not currently anticipate being able to increase its level of borrowing under such credit facility.

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

Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of oil and gas properties. Sales of non-strategic and minor interest oil and gas properties accounted for $68,033 of gains in the current quarter. The Company expects to pursue a more aggressive policy of disposition of oil and gas properties in fiscal 1997.

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

During the year ended July 31, 1996 and to date, the Company was in violation of various provisions of the Credit Agreement. The Company has acknowledged to the Bank these events of default and, pursuant to a Forbearance Agreement between the Company and the Bank dated July 23, 1996, as amended, the Bank agreed to delay enforcement of its rights under the Credit Agreement and related loan documents as a result of these events of default until the earlier of November 29,1996, the occurrence of any default by the Company under the Credit Agreement, or the Company's cure of the defaults, The Bank has indicated its willingness to further amend the Forbearance Agreement, or the Company's cure of the defaults. The Bank has indicated its willingness to further amend the Forbearance Agreement to extend its agreement to forbear any action on the Company's default through February 28, 1997. Under the terms of the Forbearance Agreement, the Company agreed to (a ) obtain promissory notes from Imperial Petroleum, Inc. ("Imperial"), Wexford Technology, Inc. ("Wexford"), and LaTex Resources International evidencing their indebtedness to the Company at August 16, 1996 in the amounts of $677,705, $1,372,799 and $3,363,000, respectively,
(b) obtain from Imperial a lien on and security interest in certain of Imperial's assets (subject to existing perfected liens and security interests) to secure Imperial's indebtedness to the Company, and (c) pay all unpaid overriding royalties due LaSalle Street National Resources Corporation in three monthly installments, beginning August 1, 1996, with interest at the Bank's prime rate plus two percent. The Company is currently in compliance with all conditions required by the Bank for adherence to the Forbearance Agreement.


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


Date:  February 20, 1997