Form 10-K/A
period 1996-07-31
LATEX RESOURCES INC
filed 1997-03-13
CIK 754881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A2

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

          Under the terms of the Alliance Merger Agreement, the Company is required to dispose of its interests in its unconsolidated affiliates Wexford Technology, Inc. ("Wexford") and Imperial Petroleum, Inc. ("Imperial"), and its interests in its wholly-owned subsidiaries LaTex Resources International, Inc. ("LaTex Resources International") and Phoenix Metals, Inc. ("Phoenix Metals"). Effective July 31, 1996, the Company has written off its $2,372,452 investment in Wexford, its $1,812,429 investment in Imperial, and its $3,446,795 investment in LaTex Resources International (which includes $2,491,299 in dry hole costs and $955,496 in abandonments relating to the Company's investments in Tunisia and Kazakhstan, respectively). Effective July 31, 1994, the Company wrote off its $222,918 investment in Phoenix Metals. The Company has entered into a Purchase Agreement with Imperial pursuant to which the Company will sell its interests in Wexford, Imperial, LaTex Resources International and Phoenix Metals to Imperial for 100,000 shares of the Company's common stock. By subsequent agreement, Imperial granted the Company an option to repurchase its interests in Imperial, Wexford, LaTex Resources International and Phoenix Metals for the original purchase price of 100,000 shares of the Company's common stock. The option is for a term of two years from the closing date of the sale by the Company of its interests in Imperial, Wexford, LaTex Resources International and Phoenix Metals or the Company fails to fund its proportionate share (defined as 16% for Imperial, 33% for Wexford, 50% for LaTex Resources International and 50% of Phoenix Metals) of the ongoing expenses associated with the development of the assets held by these companies within 30 days of being presented with an authority for expenditure with respect to such expenses. In addition, Imperial granted the Company a right to share in the net proceeds from any subsequent sale by Imperial of these companies in the same proportions outlined above. See "Exploration and Development", "Other Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger With Alliance Resources Plc."

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

       Name of                           Number of Shares
       Beneficial Owner (1)             Beneficially Owned  Percent of Class (1)
       --------------------             ------------------  --------------------

       Jeffrey T. Wilson (2)(3)           4,135,000                 20.9%

       A. Dean Fuller                     1,058,000                  5.3%

       Dewitt C. Shreve (4)                  41,862                   *

       Malcolm W. Henley (2)(5)             510,000                  2.6%

       John R. Martinson (6)                536,000                  2.6%

       John W. Heinsius (2)(5)              271,500                  1.4%

       Robert L. Hull (2)(5)                325,000                  1.6%

       John L. Cox (2)(5)                   230,500                  1.2%

       ENRON Reserve Acquisition
       Corp.                              3,296,173                 14.3%

       All Executive Officers and         5,597,000                 28.3%
       Directors as a group
       (7 persons) (1)(8)

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

(6) Includes presently exercisable warrants to purchase 436,000 shares held by Wood Roberts, Inc., a corporation under the control of Mr. Martinson. The mailing address of Mr. Martinson is Suite 3150, 1210 Louisiana Street, Houston, Texas, 77007.

(7) Incudes 3,296,173 shares issuable upon conversion of 494,426 presently convertible shares of the Company's Series B Senior Convertible Preferred Stock.

(8) Excludes shares owned by Dewitt C. Shreve who resigned his positions as an officer and Director of the Company on January 31, 1996.

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

     The Company was previously a party to an agreement with Wood Roberts, Inc. ("WRI"), a company controlled by John R. Martinson, a Director of the Company, pursuant to which WRI acted as a financial advisor to the Company. Under the agreement, the Company paid WRI a monthly fee of $4,000 and agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Company by WRI, and any financing facility arranged by WRI. WRI assisted the Company in obtaining its credit facility with Bank of America. Through July 31, 1996, the Company paid WRI cash retainer and success fees of $55,000. In addition, the Company has issued to WRI six year common stock purchase warrants to purchase 536,000 shares at $0.75 per share, of which WRI has exercised and purchased 100,000 shares. As of March 4, 1996, the financial advisor agreement between the Company and WRI was terminated by agreement of the parties. By separate agreement the Company agreed to pay Wood Roberts, LLC. a fee of $240,000 upon completion of the proposed merger with Alliance Resources Plc and a fee equal to 0.5% of the amount of any credit facility obtained by the Company from a bank or other financial institution introduced to the Company by Wood Roberts in order to refinance its indebtedness to Bank of America.

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

+11      Statement re: computation of per share earnings.

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

+23.1    Consent of Briscoe & Burke

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

                                      LaTex Resources, Inc.

Date: March 12, 1997                  /s/ Jeffrey T. Wilson
                                      -----------------------------------------
                                      Jeffrey T. Wilson, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----


/s/ Jeffrey T. Wilson         Director, Chairman of the       March 12, 1997
------------------------      Board, President and Chief
Jeffrey T. Wilson             Executive Officer
                              (Principal Executive Officer)



/s/ John L. Cox               Director, Vice President and    March 12, 1997
------------------------      Chief Financial Officer
John L. Cox



/s/ Malcolm W. Henley         Director and Vice               March 12, 1997
------------------------      President of Marketing
Malcolm W. Henley



--------------------           Director                       March __, 1997
John R. Martinson

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


                                                        /s/ Briscoe & Burke
                                                          BRISCOE & BURKE
                                                    Certified Public Accountants


November 6, 1996 except as to
information presented in Notes 1
and 5, for which the date is
November 30, 1996
Tulsa, Oklahoma

                             LaTex RESOURCES, INC.

                          Consolidated Balance Sheets

                             July 31, 1996 and 1995

ASSETS                                              1996          1995
                                                ------------  -------------
                                                                (Restated)
Current assets:
  Cash                                          $     19,337  $    314,229
  Accounts receivable - net of
    allowance for doubtful
    accounts of $0 in 1996
    and $135,000 in 1995                           3,324,309     2,836,596
  Accounts and notes receivable -
    other (Note 3)                                   515,820       696,688
  Inventories                                        175,493        90,976
  Other current assets                                27,587        84,791
  Assets held for sale                               164,792       144,990
                                                ------------  ------------

      Total current assets                         4,227,338     4,168,270
                                                ------------  ------------

Property and equipment, at cost
  Oil and gas properties (using
    successful efforts  method)                   41,264,573    39,638,656
  Exploration prospects in progress                        -     3,363,000
  Other depreciable assets                           854,259       954,415
                                                ------------  ------------

                                                  42,118,832    43,956,071
Accumulated depreciation and
depletion                                         10,173,524     6,247,190
                                                ------------  ------------

Net property and equipment                        31,945,308    37,708,881
                                                ------------  ------------

Other assets:
  Notes receivable, net of
    current portion (Note 3)                         757,500             -
  Deposits and other assets                          130,734       137,559
  Accounts and notes receivable -
    related parties (Note 3)                         392,297       590,605
  Investments in and advances
    to affiliates (Note 3)                                 -     3,647,480
  Intangible assets, net of
    amortization                                   1,512,899     1,670,384
                                                ------------  ------------

      Total other assets                           2,793,430     6,046,028
                                                ------------  ------------


      TOTAL ASSETS                              $ 38,966,076  $ 47,923,179
                                                ============  ============

LIABILITIES and STOCKHOLDERS' EQUITY                1996          1995
                                                ------------  ------------
                                                               (Restated)
Current liabilities:
  Accounts payable                              $  9,057,707  $  4,544,406
  Accounts payable - other                           132,000     2,959,284
  Accrued expenses payable                           607,055       139,113
  Current portion of long-term debt
    (Note 5)                                      22,235,867     3,644,723
                                                ------------  ------------

    Total current liabilities                     32,032,629    11,287,526
                                                ------------  ------------


Long-term debt, net of current portion
  (Note 5)                                                 -    20,634,809
Other liabilities (Note 11)                          615,000             -
                                                ------------  ------------
    Total liabilities                             32,647,629    31,922,335
                                                ------------  ------------

Stockholders' equity
  Preferred stock - par value $0.01;
    5,000,000 shares authorized:
    Series A convertible preferred stock
    ($10 liquidation preference),
    449,828 and 441,018 issued and
    outstanding, at July 31, 1996                      4,498         4,410
    and 1995 respectively (Note 10)
    Series B convertible preferred stock
    ($10 liquidation preference),
    480,025 and 381,100 issued and
    outstanding, at July 31, 1996 and 1995
    respectively (Note 10)                             4,800         3,811
  Common stock - par value $.01,
    50,000,000 authorized; issued and
    outstanding 19,123,995
    18,880,195, at July 31, 1996 and 1995
    respectively                                     191,240       188,802
  Additional paid-in capital                      18,355,134    17,149,383
  Treasury stock 1,008,500 and 958,000
    shares, respectively                            (489,365)     (399,106)
  Accumulated deficit                            (11,747,860)     (946,456)
                                                ------------  ------------

    Total stockholders' equity                     6,318,447    16,000,844
                                                ------------  ------------

  Commitments and contingencies (Note 11)

    TOTAL LIABILITIES and
      STOCKHOLDERS' EQUITY                      $ 38,966,076  $ 47,923,179
                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Operations

                   Years Ended July 31, 1996, 1995, and 1994

                                                                                        1996         1995         1994
                                                                                    ------------  -----------  -----------
                                                                                                   (Restated)
Revenues:
  Oil and gas revenue (Note 15)                                                     $ 11,979,982  $ 8,585,453  $ 8,703,100
  Crude oil and gas marketing                                                            540,156    1,223,188    2,780,543
  Lease operations and management fees                                                 1,011,025      634,038      601,723
                                                                                    ------------  -----------  -----------

     Total operating income                                                           13,531,163   10,442,679   12,085,366
                                                                                    ------------  -----------  -----------
Operating expenses:
  Lease operating expense                                                              6,608,089    5,264,858    4,840,638
  Cost of crude oil and gas marketing                                                    133,455      743,610    2,216,294
  Dry hole costs and abandonments (Note 6)                                             3,586,037      104,179      112,772
  General and administrative                                                           2,893,146    2,736,267    2,496,567
  Depreciation, depletion, and amortization                                            4,705,912    2,710,574    2,213,823
                                                                                    ------------  -----------  -----------

     Total operating expense                                                          17,926,639   11,559,488   11,880,094
                                                                                    ------------  -----------  -----------

Net operating income (loss)                                                           (4,395,476)  (1,116,809)     205,272

Other income (expense):
  Equity in losses and write-offs of investments in affiliates                        (4,184,881)    (298,839)    (439,916)
  Gain on sale of assets                                                               2,365,807      127,926      392,592
  Interest expense (Note 15)                                                          (2,556,856)  (1,291,064)    (598,335)
  Interest income                                                                        351,005      122,540       17,046
                                                                                    ------------  -----------  -----------

Net loss from continuing operations before income taxes                               (8,420,401)  (2,456,246)    (423,341)

Income tax expense                                                                             -       35,096            -
                                                                                    ------------  -----------  -----------

Net loss from continuing operations                                                   (8,420,401)  (2,491,342)    (423,341)
Loss on disposal of subsidiary, net of income taxes (Note 1)                          (1,810,382)           -            -
                                                                                    ------------  -----------  -----------

Net loss                                                                             (10,230,783)  (2,491,342)    (423,341)

Preferred stock dividends                                                                570,621      132,800            -
                                                                                    ------------  -----------  -----------

Net loss for common shareholders                                                    $(10,801,404) $(2,624,142) $  (423,341)
                                                                                    ============  ===========  ===========
Loss per share from continuing operations                                           $       (.50) $      (.15) $      (.02)
                                                                                    ============  ===========  ===========
Loss per share for common shareholders                                              $       (.60) $      (.15) $      (.02)
                                                                                    ============  ===========  ===========
Weighted average number of shares outstanding                                         18,011,826   17,661,428   17,434,159
                                                                                    ============  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                Consolidated Statements of Stockholders' Equity

                   Years Ended July 31, 1996, 1995, and 1994


                                                                      Common Stock           Additional
                                                  Preferred    --------------------------    Paid-in       Retained
                                                    Stock         Shares      Par Value      Capital       Earnings
                                                 ------------  ------------  ------------  ------------  -------------
Balance July 31, 1993                            $          -    16,345,195  $    163,452  $  6,226,613  $  2,101,027

Issued for acquisition of stock of
  Wexford Technology, Inc. (Note 6)                         -       100,000         1,000       330,350             -
Issued pursuant to private placement (Note 1)               -     2,000,000        20,000     1,995,843             -
Issued for consulting services                              -        35,000           350       139,650             -
Net loss                                                    -             -             -             -      (423,341)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1994                                       -    18,480,195       184,802     8,692,456     1,677,686

Issued for debt                                             -       150,000         1,500        96,938             -
Issued for acquisition of
  Germany Oil Company (Note 1)                          8,088       250,000         2,500     8,227,322             -
Purchase of Treasury Stock                                  -             -             -             -             -
Issued for dividends                                      133             -             -       132,667      (132,800)
Net loss (Restated)                                         -             -             -             -    (2,491,342)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1995 (Restated)                        8,221    18,880,195       188,802    17,149,383      (946,456)
                                                 ------------  ------------  ------------  ------------  ------------

Issued for services                                         -       100,000         1,000        77,125             -
Issued for debt of affiliate                                -       143,800         1,438        59,082             -
Issued for legal settlement (Note 11)                     500             -             -       499,500             -
Purchase of Treasury Stock                                  -             -             -             -             -
Issued for dividends                                      577             -             -       570,044      (570,621)
Net loss                                                    -             -             -             -   (10,230,783)
                                                 ------------  ------------  ------------  ------------  ------------

Balance July 31, 1996                            $      9,298  $ 19,123,995  $    191,240  $ 18,355,134  $(11,747,860)
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

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Cash Flows

                   Years Ended July 31, 1996, 1995, and 1994


                                                                                      1996            1995           1994
                                                                                  ------------    ------------   ------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $(10,230,783)   $ (2,491,342)  $   (423,341)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation, amortization, and depletion                                      4,705,912       2,710,574      2,213,823
      Gain on sale of assets                                                        (2,365,807)       (127,926)      (392,592)
      Equity in losses and write-offs of investments in affilates                    4,184,881         298,839        439,916
      Dry hole costs and abandonments                                                3,586,037         104,179        112,772
      Interest income                                                                 (150,467)        (64,231)             -
      Loss on disposal of subsidiary                                                 1,810,382               -              -
  Changes in assets and liabilities, net of effects from acquisition:
      Accounts receivable                                                              (17,248)      1,073,004        787,602
      Accounts receivable - related party                                              198,288         (76,591)        82,208
      Accrued expenses payable                                                         467,942         (34,017)      (363,271)
      Accounts payable                                                                 596,038         390,146     (1,518,425)
      Other assets                                                                      44,227        (170,979)      (127,334)
      Other liabilities                                                                615,000               -              -
      Inventories                                                                      (84,517)        130,967        139,643
                                                                                  ------------    ------------   ------------

Net cash provided by operating activities                                            3,359,885       1,742,623        951,001
                                                                                  ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of investments                                                          -               -        136,218
  Proceeds from sale of property and equipment                                       3,984,491         357,445        736,200
  Purchases of property and equipment                                               (3,774,264)     (4,815,409)    (4,257,229)
  Increase in accounts and notes receivable-other                                   (2,300,000)              -              -
  Decrease in accounts and notes receivable-other                                    1,032,500               -              -
  Reorganization cost                                                                        -               -        (66,558)
  Acquisition of Germany Oil Company, net of cash acquired                                   -     (10,592,292)             -
  Advances to unconsolidated affiliates and notes receivable                          (326,394)     (1,575,820)       (99,703)
  Purchases of Treasury stock                                                          (90,259)       (124,106)             -
                                                                                  ------------    ------------   ------------

Net cash used for investing activities                                            $ (1,473,926)   $(16,750,182)  $ (3,551,072)
                                                                                  ------------    ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                             LaTex RESOURCES, INC.

                     Consolidated Statements of Cash Flows

                   Years Ended July 31, 1996, 1995, and 1994



                                                                                         1996          1995          1994
                                                                                      -----------   -----------   -----------
                                                                                                     (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Deferred loan costs                                                                 $  (137,186)  $(1,483,143)  $   (15,344)
  Proceeds from notes payable                                                           6,233,192    26,837,059     2,585,000
  Payments on notes payable                                                            (8,276,857)  (10,100,527)   (3,060,000)
  Proceeds from notes payable - shareholder                                                     -             -       490,000
  Payments on notes payable - shareholder                                                       -      (140,000)     (350,000)
  Proceeds from the issuance of common stock                                                    -             -     2,015,843
                                                                                      -----------   -----------   -----------

Net cash provided by (used for) by financing activities                                (2,180,851)   15,113,389     1,665,499
                                                                                      -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents                                     (294,892)      105,830      (934,572)

Cash and cash equivalents beginning of year                                               314,229       208,399     1,142,971
                                                                                      -----------   -----------   -----------

Cash and cash equivalents end of year                                                 $    19,337   $   314,229   $   208,399
                                                                                      ===========   ===========   ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                            $ 2,403,158   $ 1,307,264   $   598,335
  Income taxes                                                                              5,275         7,739       200,648
                                                                                      ===========   ===========   ===========

Supplemental schedules of noncash investing and financing activities:

  Note receivable in exchange for property                                            $         -   $         -   $ 1,342,506
  Common stock issued to acquire stock of Wexford Technology, Inc.                              -             -       331,350
  Common stock issued for services                                                         78,125        98,438       140,000
  Common stock issued to acquire Germany Oil Company                                            -       144,530             -
  Preferred stock issued to acquire Germany Oil Company                                         -     8,093,380             -
  Preferred stock issued for legal settlement                                             500,000             -             -
  Common stock issued to pay off debt of unconsolidated affiliate                          60,520             -             -

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

     The Company's financial statements for the year ended July 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $10,230,783 for the year ended July 31, 1996 and as of July 31, 1996 has an accumulated deficit of $11,747,860 and a deficit working capital of $27,805,291.

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
                                                  ============

     Acquisition of Germany Oil Company
     ----------------------------------

     Effective March 31, 1995 through a series of transactions, the Company acquired all of the issued and outstanding stock of Germany Oil Company ("Germany") in exchange for 250,000 and 11,800 of the Company's common and Series A Convertible Preferred Stock, respectively. The ratio of the number of shares received by the stockholders of Germany was determined through arms length negotiations between the Chairman of the Board and President of the Company and the President of Germany. The Company also issued 370,000 shares of the Series B Convertible Preferred Stock and $8,900,000 in cash to retire a volumetric production payment and acquire all of the related contract rights mortgages, vendor liens and security interests. In addition, the Company paid $1,742,294 in cash, issued 427,038 shares of its Series A Convertible Preferred Stock and $87,998 in notes payable to acquire and retire certain indebtedness of Germany. The transaction was accounted for as a purchase. The fair value of assets and liabilities of Germany at date of acquisition follows:

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


     Property, Equipment, Depreciation and Depletion
     -----------------------------------------------

     The Company uses the successful efforts method to account for costs in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Undeveloped oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on Company experience. Depletion and depreciation are calculated on the units of production method based upon current estimates of oil and gas reserves provided by management. Upon sale, retirement or abandonment of proved and unproved properties the cost and related accumulated depreciation and depletion are eliminated from the respective accounts and the resulting gain or loss is included in current earnings.

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

                                 LaTex RESOURCES, INC.

                   Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


3.   ACCOUNTS AND NOTES RECEIVABLE AND INVESTMENTS IN AND ADVANCES TO AFFILIATES

     The non-interest bearing note receivable from Oakland Petroleum Operating, Inc. (Oakland) represents the balance due to the Company for a loan entered into with the Company's primary lender for a joint purchase of property. The original amount was approximately $2,300,000 of which $1,267,500 was still outstanding at July 31, 1996. The note receivable is offset by a comparable amount included in the Company's long-term debt. Oakland pays all principal and interest payments directly to the Company's primary lender. The Company has a collateral interest in the Oakland properties. Interest income has been imputed at the Company's borrowing rate with its primary lender.

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

     The Company issued 1,080,000 Warrants in connection with private placements of its common stock. The Company during 1995 issued 536,000 Warrants to a related party (See Note 12), of which, 100,000 were exercised.

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

     The Company's Series A Convertible Preferred Stock (i) pays annual dividends at the rate of $0.20 per share payable quarterly in cash (or, if payment of cash dividends is prohibited by the Company's senior lender, payable in additional shares of Series A Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of the Company's common stock of $10.00 per share plus accrued and unpaid dividends, (iv) is redeemable at the option of the Company at a redemption price of $10.00 per share plus accrued and unpaid dividends, (v) is convertible by the holder into shares of the Company's common stock at a conversion price of $3.33 per share, and
     (vi) has piggyback registration rights in the event the Company seeks to make a registered public offering of its common stock. The aggregate liquidation preference of the Series A Convertible Preferred Stock at July 31, 1996 and 1995 is $4,498,280 and $4,410,180, respectively.

     The Series B Convertible Preferred Stock (i) pays annual dividends at the rate of $1.20 per share payable quarterly in cash (or, if payment of cash dividends is prohibited by the Company's senior lender, payable in additional shares of Series B Convertible Preferred Stock), (ii) has no voting rights except as otherwise required under Delaware law, (iii) has a liquidation preference over shares of the Company's Series A Convertible Preferred Stock and the Company's common stock of $10.00 per share plus accrued and unpaid dividends, (iv) is redeemable at the option of the Company at a redemption price of $10.00 per share plus accrued and unpaid dividends, and (v) is convertible by the holder into shares of the Company's common stock at an initial conversion price of $1.50 per share, subject to adjustment from time to time to prevent dilution. By separate agreement, the Company has granted certain demand registration rights and piggyback registration rights in the event the Company seeks to make a registered public offering of its common stock. The aggregate liquidation preference of the Series B Convertible Preferred Stock at July 31, 1996 and 1995 is $4,800,250 and $3,811,000.

     Preferred stock, by class, is as follows:


                                                  Class A  Class B
                                                  -------  -------
     Balance July 31, 1993                              -        -
                                                  -------  -------
     Balance July 31, 1994                              -        -
                                                  -------  -------
     Issued for acquisition of Germany
       Oil Company                                438,838  370,000

     Issued for dividends                           2,180   11,100
                                                  -------  -------
     Balance July 31, 1995                        441,018  381,100

     Issued for legal settlement                        -   50,000

     Issued for dividends                           8,810   48,925
                                                  -------  -------
     Balance July 31, 1996                        449,828  480,025
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

     The Company was previously a party to an agreement with Wood Roberts, Inc. ("WRI"), a company controlled by John R. Martinson, a Director of the Company, pursuant to which WRI acted as a financial advisor to the Company. Under the agreement, the Company paid WRI a monthly fee of $4,000 and agreed to pay WRI a success fee in connection with any merger or acquisition involving a party introduced to the Company by WRI, and any financing facility arranged by WRI. Through July 31, 1996, the Company paid WRI cash retainer and success fees of $55,000. In addition, the Company has issued to WRI six year common stock purchase warrants to purchase 536,000 shares at $.75 per share, of which WRI has exercised and purchased 100,000 shares (See Note 8). As of March 4, 1996, the financial advisor agreement between the Company and WRI was terminated by agreement of the parties. By separate agreement, the Company agreed to pay Wood Roberts, LLC. a fee of $240,000 upon completion of the proposed merger with Alliance Resources Plc and a fee equal to 0.5% of the amount of any credit facility obtained by the Company from a bank or other financial institution introduced to the Company by Wood Roberts in order to refinance its indebtedness to Bank of America.

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

     The hedging gains or losses for the years ended July 31, 1996 and 1995 are as follows:

                                                           1996          1995
                                                       ----------     ----------
                                                                      (Restated)
         Oil                                           $  (200,447)   $  (4,397)
         Gas                                            (1,275,206)     161,698
                                                       -----------    ---------
           Net hedging income (loss)                   $(1,475,653)   $ 157,301
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

     The off-balance sheet liability for all future hedging commitments based on current year end prices and rates are as follows:

         Oil                                           $   669,405
         Gas                                             1,688,202
         Interest                                        1,291,680
                                                       -----------
           Net liability                               $ 3,649,287
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

                  Notes to Consolidated Financial Statements

                         July 31, 1996, 1995, and 1994


17.   SUBSEQUENT EVENTS(continued)

      Effective October 21, 1996, each holder of options granted under the Company's 1993 Incentive Stock Plan agreed to terminate all options held and receive grants of restricted common stock of the Company. 1,690,000 options were canceled and 1,690,000 shares of restricted common stock were granted. The terms of the Restricted Shares provide that a holder may not sell, transfer, or otherwise dispose of any Restricted Shares as long as the Company has the right to a forfeiture of the Shares. The terms of the Restricted Stock provide that in the event that a holder's employment with the Company shall terminate for any reason other than death or total disability prior to the earlier of (a) February 1, 1997, or (b) a change in control occurs with respect to the Company, the holder shall immediately forfeit any right to the shares of Restricted Stock for which the restrictions have not otherwise lapsed. Compensation expense of $528,125, reflecting the market value of the Company's publicly traded stock on the date of grant, was recorded on that date. It is the intent that the holders of the restricted stock will convert their shares to Alliance ordinary shares on substantially the same basis as the Company's common stockholders. The Company did not grant any tax gross-up rights in connection with the issuance of the restricted stock.

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