Form 10-Q/A
period 1996-10-31
LATEX RESOURCES INC
filed 1997-03-13
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A2

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

                             LATEX RESOURCES, INC.
                     Consolidated Condensed Balance Sheet


                                                 October 31, 1996          July 31,1996
                                                   (unaudited)               (audited)
                                               --------------------       ---------------
LIABILITIES AND
     STOCKHOLDERS EQUITY

Current Liabilities:
     Accounts payable                           $   9,991,311              $  9,057,707
     Accounts payable-other                           433,641                   132,000
     Accrued expenses payable                         592,784                   607,055
     Current portion long-term debt                21,127,412                22,235,867
                                               --------------------       ---------------
          Total current liabilities            $   32,145,148             $  32,032,629
                                               --------------------       ---------------

Other liabilities                                     615,000                   615,000
                                               --------------------       ---------------
          Total liabilities                        32,760,148                32,647,629
                                               --------------------       ---------------

Stockholders' equity:
     Preferred stock - par value $0.01;
        5,000,000 shares authorized:
        Series A convertible preferred stock
        ($10 liquidation preference),
        452,052 and 449,828 issued and
        outstanding at October 31, 1996 and
        July 31, 1996, respectively            $        4,520             $       4,498
        Series B convertible preferred stock
        ($10 liquidation preference),
        494,426 and 480,025 issued and
        outstanding at October 31, 1996 and
        July 31, 1996, respectively                     4,944                     4,800
     Common stock - par value $.01,
        50,000,000 authorized; issued and
        outstanding 20,813,995 and
        19,123,995 at October 31, 1996
        and July 31, 1996, respectively               208,140                   191,240
     Additional paid-in capital                    19,032,443                18,355,134
     Treasury stock                                  (489,365)                 (489,365)
     Accumulated deficit                          (15,703,371)              (11,747,860)
                                               --------------------       ---------------
          Total stockholders' equity           $    3,057,311             $   6,318,447
                                               --------------------       ---------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $   35,817,459             $  38,966,076
                                               ====================       ===============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statement of Operations


                                                  For The Three Months Ended    For The Three Months Ended
                                                          October 31,                    October 31,
                                                             1996                      1995 (Restated)
                                                         (unaudited)                     (unaudited)
                                                        --------------               -----------------
Revenue:
     Oil and gas sales                                  $  2,377,701                   $    3,034,752
     Crude Oil and Gas Marketing                              90,227                          188,843
     Lease operations and management fees                    249,889                          235,733
                                                        ------------                   --------------

          Total operating income                        $  2,717,817                   $    3,459,328
                                                        ------------                   --------------

Operating expenses:
     Lease operating expense                            $  1,465,548                   $    1,561,516
     Cost of Crude Oil & Gas Marketing                        17,271                           84,183
     General & administrative expense                      1,894,744                          747,863
     Depreciation, depletion and amortization              2,607,551                        1,247,979
     Dry hole costs and abandonments                          22,113                           73,293
                                                        ------------                   --------------

          Total operating expenses                      $  6,007,227                   $    3,714,834
                                                        ------------                   --------------

Net operating loss                                      $ (3,289,410)                  $     (255,506)
Other income:
     Equity in (losses) and writeoffs of
          Investments in affiliates                     $          -                   $      (41,500)
     Gain on sale of assets                                   68,033                                -
     Interest Income                                          32,934                           38,653
     Interest Expense                                       (599,818)                        (580,667)
                                                        ------------                   --------------

Net loss                                                $ (3,789,261)                  $     (839,020)

Preferred stock dividends                               $    166,250                   $      136,230
                                                        ------------                   --------------

Net loss for common shareholders                        $ (3,955,511)                  $     (975,250)
                                                        ============                   ==============

Loss Per Share for common shareholders                          (.20)                            (.05)
                                                        ============                   ==============

Weighted avg. number of shares o/s                        19,326,060                       17,950,456
                                                        ============                   ==============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows


                                                                        Three                  Three
                                                                     Months Ended           Months Ended
                                                                     October 31,             October 31,
                                                                        1996              1995 (unaudited)
                                                                     (unaudited)             (Restated)
                                                                   ==============         ================
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                       $  (3,789,261)          $     (839,020)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:                                     -                        -
     Depreciation, amorization and depletion                            2,607,551                1,247,979
     Gain on sale of assets                                               (68,033)                       -
     Equity in losses and writeoffs of
            investments in affiliates                                           -                   41,500
     Dryhole costs and abandonments                                        22,113                   73,293
     Employee bonus                                                       528,125                        -
     Forgiveness of debt                                                  385,391
     Changes in Assets and Liabilities:
          Accounts receivable                                             115,567                (148,474)
          Accounts and notes receivable-related parties                     4,502
          Accrued expenses payable                                        (14,271)                 (12,257)
          Accounts payable                                              1,235,245                 (403,356)
          Other assets                                                     14,869                  103,126
          Prepaid expenses                                                      -                  (76,430)
                                                                    -------------           --------------
Net cash provided by (used in) operating activities                 $   1,041,798           $      (13,639)
                                                                    -------------           --------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                      $      83,625           $            -
  Purchases of property and equipment                                    (144,084)              (2,011,808)
  Collections on notes receivable                                         127,500                        -
                                                                    -------------           --------------
Net cash provided by (used for) investing activities                $     67,041            $   (2,011,808)



See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows

                                                                     Three                 Three
                                                                  Months Ended          Months Ended
                                                                  October 31,           October 31,
                                                                      1996            1995 (Restated)
                                                                  (unaudited)           (unaudited)
                                                                ==============         ==============
CASH FLOWS FROM FINANCING ACTIVITIES:

     Notes payable                                                  (1,108,455)           1,742,383
                                                                 -------------        -------------
Net cash provided by (used for) financing activities             $  (1,108,455)       $   1,742,383
                                                                 -------------        -------------

Net increase (decrease) in cash and cash equivalents                       384        $    (283,064)

Cash and cash equivalents beginning of period                    $      19,337        $     314,229
                                                                 -------------        -------------

Cash and cash equivalents end of period                          $      19,721        $      31,165


Supplemental disclosures of cash flow information

Cash paid during the period for:
     Interest                                                    $     570,755        $     580,667
                                                                 =============        =============


See accompanying notes to financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Statements of Stockholders' Equity
         Three Months Ended October 31, 1996; Year Ended July 31, 1996


                                          Preferred Stock                        Additional                              Total
                                      -----------------------      Common         Paid-In     Accumulated   Treasury  Stockholders
                                       Class A       Class B        Stock         Capital       Deficit       Stock      Equity
                                      ==========    =========    ===========    ============  ==========   ========== ============
Balance July 31, 1996                 $     4,498        4,800      191,240      18,355,134   (11,747,860)  (489,365)   6,318,447

Issued 2,224 shares of Class A and
14,401 shares of Class B in lieu
of cash dividends                              22          144            -         166,084      (166,250)         -            -

Issued 1,690,000 shares for
employee bonus                                  -            -       16,900         511,225             -          -      528,125

Net loss                                        -            -            -               -    (3,789,261)         -   (3,789,261)
                                       ----------    ---------     --------      ----------   -----------   --------    ---------
Balance October 31, 1996               $    4,520        4,944      208,140      19,032,443   (15,703,371)  (489,365)   3,057,311
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

(2)  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluates impairment of production assets on a well by well basis rather than using a total company basis for its proved properties. As a result, the Company recognized a pre-tax impairment loss of $1.4 million in the three months ended October 31, 1996. Such loss is included in depreciation, depletion and amortization expense.

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

Three months ended October 31,1996  Total revenues from the Company's operations
----------------------------------
for the quarter ended October 31, 1996 were $2,717,817 compared to $3,459,328 for the quarter ended October 31, 1995. Revenues decreased over the comparable period a year earlier due principally to the negative effect of the product hedges, ($542,729) lower sales volumes ($4,991) and gas imbalance adjustments ($231,327).

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

Investing activities of the Company generated $67,041 in net cash flow for the quarter ended October 31, 1996 to fund the Company's oil and gas activities. Investing activities of the Company used $2,011,808 in net cash flow for the quarter ended October 31, 1995. The decrease in investing activities in fiscal 1997 was primarily due to decrease in property acquisitions.

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


Date:  March 12, 1997