Form 10-Q
period 1997-01-31
LATEX RESOURCES INC
filed 1997-03-24
CIK 754881

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      XX    SECURITIES EXCHANGE OF 1934
     ----

            For the quarterly period ended January 31, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ---- SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________________to_________________



Commission file number : 0-13399

                             LATEX RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     73-1405081
-------------------------------                   ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                      Identification No.)


4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma       74135
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 918-747-7000
             (Registrant's telephone number, including area code)

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

Yes  X   No
   ----     ----

    As of March 14, 1997, there were 19,805,495 shares of the Registrant's single class of common stock issued and outstanding.

                             LaTex Resources, Inc.
                  Index to Form 10-Q for the Quarterly Period
                             Ended January 31, 1997


PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements                                              Page
          --------------------

            Consolidated Condensed Balance Sheets as of                       4
            January 31, 1997 and July 31, 1996

            Consolidated Condensed Statements of Operations                   6
            for the six months and three months ended
            January 31, 1997 and 1996

            Consolidated Condensed Statements of Stockholders'                7
            Equity for the six months ended
            January 31, 1997

            Consolidated Condensed Statements of Cash Flows                   8
            for the six months and three months ended
            January 31, 1997 and 1996

            Notes to Consolidated Condensed Financial Statements             10

 Item 2.    Management's Discussion and Analysis                             11
            of Financial Condition and Results
            of Operations.


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  19

    The information called for by, Item 2. Changes in Securities, Item 3. Default Upon Senior Securities, Item 4. Submission of Matters to a Vote of Security Holders, Item 5. Other Information and Item 6. Exhibits and Reports on Form 8-K has been omitted as either inapplicable or because the answer thereto is negative.

SIGNATURES                                                                   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             LATEX RESOURCES, INC.
                     Consolidated Condensed Balance Sheets

                                                        January 31, 1997             July 31, 1996
                                                          (unaudited)                  (audited)
ASSETS                                                  ----------------           ---------------


Current assets:
     Cash                                              $        27,670            $       19,337
     Accounts receivable-net                                 2,680,488                 3,324,309
     Accounts and notes receivable-other                         3,884                   515,820
     Inventories                                               175,493                   175,493
     Other current assets                                       58,245                    27,587
     Assets held for resale                                    164,792                   164,792
                                                       ----------------           ---------------

     TOTAL CURRENT ASSETS                              $     3,110,572            $    4,227,338
                                                       ----------------           ---------------

Property, plant, and equipment:
     Oil and gas properties - at cost                  $    35,379,541            $   41,264,573
     Other depreciable assets                                  855,513                   854,259
                                                       ----------------           ---------------
                                                       $    36,235,054            $   42,118,832
     Less accumulated depreciation
          and depletion                                      8,826,463                10,173,524
                                                       ----------------           ---------------

          Net property, plant
               and equipment                           $    27,408,591            $   31,945,308
                                                       ----------------           ---------------


Other assets:
     Notes receivable-net of
          current portion                              $             -            $      757,500
     Deposits and other assets                                 123,839                   130,734
     Accounts and notes receivable-
          related parties                                            -                   392,297
     Intangible assets, net-of
          amortization                                       1,357,592                 1,512,899
                                                       ----------------           ---------------

          TOTAL OTHER ASSETS                                 1,481,431                 2,793,430
                                                       ----------------           ---------------

TOTAL ASSETS                                           $    32,000,594            $   38,966,076
                                                       ================           ===============

See accompanying notes to consolidated condensed financial statements.

                             LATEX RESOURCES, INC.
               Consolidated Condensed Balance Sheets, Continued


                                                                         January 31, 1997        July 31,1996
                                                                           (unaudited)             (audited)
                                                                       -------------------      -------------------
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
     Accounts payable                                                  $        10,018,608      $        9,057,707
     Accounts payable-other                                                        880,424                 132,000
     Accrued expenses payable                                                      523,584                 607,055
     Current portion long-term debt                                    $        18,758,909              22,235,867
                                                                       -------------------      -------------------

          Total current liabilities                                             30,181,525              32,032,629
                                                                       -------------------      -------------------

Other Liabilities                                                      $           565,000      $         $615,000
                                                                       -------------------      -------------------

          Total liabilities                                            $        30,746,525      $       32,647,629
                                                                       -------------------      -------------------
Stockholders' equity:
     Preferred stock - par value $0.01;
          5,000,000 shares authorized:
          Series A convertible preferred stock ($10.00
               liquidation preference), 454,290 and 449,828
               issued and outstanding at January 31, 1997 and
               July 31, 1996, respectively                             $            4,543       $            4,498
          Series B convertible preferred stock ($10.00
               liquidation preference), 509,259 and 480,025
               issued and outstanding at January 31, 1997 and
               July 31, 1996, respectively                                          5,093                    4,800
     Common stock - par value $.01; 50,000,000 shares
          authorized; 20,813,995 and 19,123,995 issued and
          outstanding at January 31, 1997 and July 31, 1996,
          respectively                                                            208,140                  191,240
     Additional paid-in capital                                                19,202,981               18,355,134
     Accumulated deficit                                                      (17,677,323)             (11,747,860)
     Treasury stock 1,008,500 common shares at cost                              (489,365)                (489,365)
                                                                       -------------------      -------------------

          Total stockholders' equity                                   $        1,254,069       $        6,318,447
                                                                       -------------------      -------------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                              $       32,000,594       $       38,966,076
                                                                       ===================      ===================



See accompanying notes to consolidated condensed financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statement of Operations

                                                      Three                Three                  Six                  Six
                                                   Months Ended         Months Ended          Months Ended         Months Ended
                                                 January 31, 1997     January 31, 1996      January 31, 1997     January 31, 1996
                                                   (Unaudited)      (Restated, Unaudited)     (Unaudited)     (Restated, Unaudited)
                                                   -----------      ---------------------     -----------     ---------------------
Revenue:
     Oil and gas sales                           $    1,180,445     $     2,848,059        $    3,558,146      $      5,882,811
     Crude oil and gas marketing                         42,228             114,737               132,455               303,580
     Lease operations and management fees               205,385             166,346               455,274               402,079
                                                 ---------------    ----------------       ---------------     -----------------

          Total operating income                 $    1,428,058     $     3,129,142        $    4,145,875      $      6,588,470

Operating expenses:
     Lease operating expense                     $    1,091,733     $     1,909,659        $    2,557,281      $      3,471,175
     Cost of crude oil & gas marketing                    5,605              31,491                22,876               115,674
     General & administrative expense                   802,691             798,105             2,697,435             1,545,968
     Depreciation, depletion and amortization           862,406           1,351,353             3,469,957             2,599,332
     Dry hole costs and abandonments                     (5,672)             27,775                16,441               101,068
                                                 ---------------    ----------------       ---------------     -----------------

          Total operating expenses               $    2,756,763     $     4,118,383        $    8,763,990      $      7,833,217
                                                 ---------------    ----------------       ---------------     -----------------

Net operating loss                               $   (1,328,705)    $      (989,241)       $   (4,618,115)     $     (1,244,747)
Other income:
     Equity in losses and writeoffs of
          investments in affiliates              $      (16,746)    $       (30,500)       $      (16,746)     $        (72,000)
     Gain on sale of assets                              38,487           1,292,279               106,520             1,292,279
     Interest Income                                      1,688               4,842                33,622                43,495
     Interest Expense                                  (497,966)           (568,843)           (1,097,784)           (1,149,510)
                                                 ---------------    ----------------       ---------------     -----------------

Net loss                                         $   (1,803,242)    $      (291,463)       $   (5,592,503)     $     (1,130,483)

Preferred stock dividends                        $      170,710     $       139,760        $      336,960      $        275,990
                                                 ---------------    ----------------       ---------------     -----------------

Net loss for common shareholders                 $   (1,973,952)    $      (431,223)       $   (5,929,463)     $     (1,406,473)
                                                 ===============    ================       ===============     =================

Loss per share for common shareholders           $        (0.09)    $         (0.02)       $        (0.29)     $          (0.08)
                                                 ===============    ================       ===============     =================

Weighted average number of shares
     outstanding                                     20,813,995          18,022,195            20,069,940           17,986,325
                                                 ===============    ================       ===============     =================

See accompanying notes to consolidated condensedfinancial statements.

                             LATEX RESOURCES, INC.
           Consolidated Condensed Statements of Stockholders' Equity
                       Six Months Ended January 31, 1997

                                       Preferred Stock
                                    ----------------------               Additional                                 Total
                                                             Common        Paid-In     Accumulated    Treasury   Stockholders
                                     Class A      Class B     Stock        Capital       Deficit        Stock       Equity
                                    ============ ========= ============ ============= ============== ========== =============
Balance July 31, 1996               $     4,498     4,800     191,240     18,355,134    (11,747,860)  (489,365)    6,318,447

Issued 4,462 shares of Class A
  and 29,234 shares of Class B
   in lieu of cash dividends                 45       293           -        336,622       (336,960)         -             -

Issued 1,690,000 shares for
  employee bonus                              -         -      16,900        511,225              -          -       528,125

Net loss                                      -         -           -              -     (5,592,503)         -    (5,592,503)
                                    ------------ --------- ------------ ------------- -------------- ---------- -------------

Balance January 31, 1997            $     4,543     5,093     208,140     19,202,981    (17,677,323)  (489,365)    1,254,069
                                    ============ ========= ============ ============= ============== ========== =============


See accompanying notes to consolidated condensed financial statements.

                             LATEX RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows

                                                                                            Six
                                                                       Six              Months Ended
                                                                   Months Ended         January 31,
                                                                   January 31,        1996 (unaudited)
                                                                 1997 (unaudited)        (restated)
                                                                 ================     ================
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                       $    (5,592,503)     $    (1,130,483)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:                             -                    -
    Depreciation, amortization and depletion                           3,469,957            2,599,332
    Gain on sale of assets                                              (106,520)          (1,292,279)
    Equity in losses and writeoffs of
         investments in affiliates                                        16,746               72,000
    Dryhole costs and abandonments                                        16,441              101,068
    Employee bonus                                                       528,125                    -
    Forgiveness of debt                                                  384,744                    -
    Changes in assets and liabilities:
       Accounts receivable                                               643,821              (84,604)
       Accounts and notes receivable-related parties                      (7,257)
       Inventories                                                             -             (129,446)
       Other assets                                                      (23,763)               1,160
       Prepaid expenses                                                        -              (97,235)
       Accrued expenses payable                                          (83,471)             (87,916)
       Accounts payable                                                1,709,325              (52,135)
      Other liabilities                                                  (50,000)                   -
                                                                 ----------------     ----------------

Net cash provided by (used in) operating activities                      905,645             (100,538)
                                                                 ----------------     ----------------


Cash flows from investing activities:
    Proceeds from sale of property and equipment                       1,573,625            2,885,320
    Purchases of property and equipment                                 (261,479)          (2,297,023)
    Collections on notes receivable                                    1,267,500                    -
                                                                 ----------------     ----------------

Net cash provided by (used for) investing activities                   2,579,646              588,297
                                                                 ----------------     ----------------


See accompanying notes to consolidated condensed financial statements

                             LATEX RESOURCES, INC.
          Consolidated Condensed Statements of Cash Flows, Continued

                                                                                             Six
                                                                       Six              Months Ended
                                                                  Months Ended           January 31,
                                                                   January 31,         1996 (unaudited)
                                                                 1997 (unaudited)         (restated)
                                                                 ================      ================
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable                                            (3,476,958)              (801,988)
                                                                 ----------------      ----------------

Net cash used for financing activities                               (3,476,958)              (801,988)
                                                                 ----------------      ----------------

Net increase (decrease) in cash and cash equivalents                      8,333               (314,229)

Cash and cash equivalents beginning of period                      $     19,337          $     314,229
                                                                 ----------------      ----------------

Cash and cash equivalents end of period                            $     27,670          $           -
                                                                 ================      ================

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                      $  1,097,784          $    1,149,510
                                                                 ================      ================


See accompanying notes to consolidated condensed financial statements.

                             LaTex Resources, Inc.
              Notes to Consolidated Condensed Financial Statements


(1)  Summary of Significant Accounting Policies

INTERIM REPORTING

The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. For further information refer to the consolidated fianancial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

RECLASSIFICATION

Certain amounts in the January 1996 consolidated condensed financial statements have been reclassified to conform with the January 1997 presentation

Adoption of Statement of Financial Accounting Standards No. 121

Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121. the Company now evaluates impairment of production assets on a well by well basis rather than using a total company basis for its proved properties. As a result, the Company recognized a pre-tax impairment loss of $1.4 million in the three months ended October 31, 1996. Such a loss is included in depreciation, depletion and amortization expense.

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

                                                                   Statement of
                                 Asset           Liability          Operations
                                Increase         (Increase)         (Increase)
                               (Decrease)         Decrease           Decrease
                              ------------       ----------        -----------
Oil and gas properties        $ 7,859,993        $        -        $      -
Goodwill                       (9,929,199)                -               -
Deferred loan cost                871,270                 -               -
Accounts payable                        -         1,197,936               -
Goodwill amortization            (220,650)                -         220,650
Depletion expense                 (49,283)                -          49,283
Amortization expense               58,085                 -         (58,085)
                              -----------        ----------        --------

 Total                        $(1,409,784)       $1,197,936        $211,848
                              ===========        ==========        ========

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

Under the terms of the Alliance Merger Agreement and after giving effect to a 1 for 40 reverse stock split to be completed by Alliance, the holders of the Company's common stock will receive 0.85981 ordinary shares of Alliance for each share of such common stock, the holders of the Company's Series A Convertible Preferred Stock will receive 2.58201 ordinary shares of Alliance for each share of such Series A Convertible Preferred Stock, and the holders of the Company's Series B Senior Convertible Preferred Stock will receive 6.17632 ordinary shares of Alliance for each share of such Series B senior Convertible Preferred Stock. Following the Alliance Merger, the holders of the Company's common and preferred stock will own, as a group, approximately 72% of the issued and outstanding ordinary shares of Alliance and the Company will become a wholly-owned subsidiary of Alliance. Holders of outstanding warrants to purchase shares of the Company's common stock will receive from Alliance replacement warrants to purchase shares of Alliance ordinary shares on substantially the same terms.

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

Disposition of Oil and Gas Properties

The Company closed two oil and gas property sales for approximately $1,500,000 during the six months ended January 31, 1997. The sales proceeds approximated net book value.

Results of Operations

The following is a discussion of the results of operations of the Company for the three and six months ended January 31, 1997 after giving effect to the restatement discussed in "Restatement of Prior Year". This discussion should be read in conjunction with the Company's unaudited Consolidated Condensed Financial Statements and the notes thereto included in Part I of this Quarterly Report.

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


                                               Six Months Ended January 31,
                                               ----------------------------
                                                    1997         1996
                                                   ------       ------
  Net Sales Volumes:
    Oil (Mbbls)                                       137          237
    Natural gas (Mmcf)                               1178         1872
    Oil equivalent (MBOE)                             333          549

  Average Sales Prices:
    Oil (per Bbl)                                  $19.48       $12.56
    Natural gas (per Mcf)                          $ 2.18       $ 1.70

  Operating Expense per BOE of Net Sales:
    Lease operating                                $ 6.77       $ 5.74
    Severance tax                                  $ 0.90       $ 0.76
    General and administrative                     $ 8.10       $ 2.81
    Depreciation, depletion and  amortization      $10.41       $ 4.73

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

The Company entered into hedging arrangements in April 1995 designed to offset fluctuations in oil and gas prices through financial instruments. For the six months ended January 31, 1997 the Company has experienced a net loss of $1,711,829 as a result of its hedging program.

The operating data table reflects the adoption of Financial Accounting Standards No. 121, the issuance of restricted common stock to the employees and the recognition of a gas balancing liability due to the Company's overproduced status.

Three months ended January 31,1997  Total revenues from the Company's operations
----------------------------------
for the quarter ended January 31, 1997 were $1,428,058 compared to $3,129,142 for the quarter ended January 31, 1996. Revenues decreased over the comparable period a year earlier due to the negative effect of the product hedges ($1,711,829), which was partially offset by higher product prices.

Depreciation, depletion and amortization decreased to $862,406 from $1,351,353 a year earlier as a result of lower sales volumes and a reduced oil and gas property base.

Lease operating expenses were $1,091,733 for the three-month period ending January 31, 1997 compared to $1,909,659 for the period ending January 31, 1996. The decrease in lease operating expenses are due to the sale of non-strategic oil and gas properties and shutting in various marginal operated properties.

General and administrative expenses increased from $798,105 during the quarter ended January 31, 1996 to $802,691 for the period ending January 31, 1997. The increase is a result of legal fees associated with the Alliance merger.

The net loss for common shareholders for the quarter ended January 31, 1997 was $1,973,952 ($.09 per share) compared to a net loss of $431,223 ($.02 per share) for the previous year. The increase in the loss was a result of lower sales volumes and increased hedging costs.


Six months ended January 31, 1997  Total revenues from the Company's operations
---------------------------------
for the six months ended January 31, 1997 were $4,145,875 compared to $6,588,470 for the six months ended January 31, 1996. Revenues decreased over the comparable period a year earlier due to the negative effect of the product hedge ($1,711,829) a gas imbalance adjustment ($231,327) and lower sales volumes due to oil and gas property sales. (499,439)

Depreciation, depletion and amortization increased to $3,469,957 from $2,599,332 for the six months ended January 31, 1996 due to the first quarter SFAS 121 impairment adjustment partially offset by second quarter reductions in the oil and gas property base.

Lease operating expenses were $2,557,281 for the current six month period compared to $3,471,175 for the same period a year earlier. The reduction is principally due to a reduction in the property base as a result of the sale of non-strategic oil and gas properties.

General and administrative expenses increased from $1,545,968 during the six months ended January 31, 1996 to $2,697,435 for the same period in the current fiscal year due to issuance of restricted stock to the employees and additional legal fees associated with the Alliance merger.

The net loss for the six months ended January 31, 1997 was $5,929,463 compared to a loss of $1,406,473 for the same period a year earlier. The increase in the loss was directly attributable to the asset impairments, the issuance of restricted employee stock and the negative effect of the product and interest rate hedge agreements between the Company and its principal lender.

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

Historically, the Company's operating needs and capital expenditures have been funded by borrowings under its bank credit facilities and cash flow from operations. As a result of significant capital expenditures since 1991, the Company has experienced a decrease in its short-term liquidity and a decline in its working capital. In connection with the Company's acquisition of Germany Oil Company in April 1995, the Company's new credit facility provided a source of long-term financing. As a result of the Germany acquisition, the Company assumed approximately $4.3 million in liabilities and accounts payable which created a significant working capital deficit. The Company immediately began a program designed to reduce these liabilities through negotiated reductions in amounts owed and term payments out of the Company's cash flow. At January 31, 1997 the Company had current assets of $3.1 million and current liabilities of $30.3 million which resulted in negative working capital of $27.2 million.. The Company's working capital deficit is primarily due to the current liability classification of all indebtedness of the Company to its principal bank, and increases in royalty and vendor payables resulting from the Company's inability to fund its current obligations due primarily to product hedging losses.
Subject to the availability of capital, the Company intends to continue to pursue its program to achieve an orderly liquidation of the Germany Oil indebtedness. Management plans to reduce the working capital deficit include curtailment of the development of its undeveloped properties, strategic sales of certain of its oil and gas properties, and the aggressive reduction of administrative and such other costs that have been determined to be nonessential. Management plans also include consideration of alliances or other partnership arrangements or potential merger opportunities. There can be no assurance that, without an infusion of additional debt or equity capital, the Company will be able to timely liquidate these liabilities. As part of the Company's effort to reduce its working capital shortage, the Company has entered into the proposed merger transaction with Alliance Resources Plc.

For the six months ended January 31, 1997, the Company's operating activities resulted in positive cash flow of $905,645 compared to a negative cash flow of $100,538 for the six months ended January 31, 1996. The improvement in cash flow is due to additional cash provided by operating activities through continued deferral of paying obligations of the Company which resulted in increased accounts payable.

Investing activities of the Company provided $2,579,646 in net cash flow for the six months ended January 31, 1997 to fund the Company's oil and gas activities. Investing activities of the Company used $588,297 in net cash flow for the six months ended January 31, 1996. The increase in investing activities in fiscal 1997 was primarily due to property sales and the payoff of the Okland Petroleum note receivable.

Financing activities used $3,476,958 in net cash flow for the six months ended January 31, 1997 compared to $801,988 used in net cash flow for the six months ended January 31, 1996. The decrease from 1996 was a result of the monthly amortization of the Company's indebtedness to its principal bank, the payoff of the Oakland note and accelerated principal payments due to property sales. As a result of the Company's default under certain provisions of its credit facility with Bank of America, the Company does not currently anticipate being able to increase its level of borrowing under such credit facility.

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


Since the Company is engaged in the business of acquiring producing oil and gas properties, from time to time it acquires certain non-strategic and marginal properties in some of its purchases. A portion of the Company's on-going profitability is related to the disposition of these non-strategic properties on a regular basis. The Company expects to continue to pursue sales of these types of properties in the future. In most cases the revenue from these properties is insignificant and in many cases does not exceed the lease operating expense. As a result, a portion of the Company's capital resources are generated by the sale of oil and gas properties. Sales of non-strategic and minor interest oil and gas properties accounted for $106,520 of gains in the first six months. The Company expects to pursue a more aggressive policy of disposition of oil and gas properties in fiscal 1997.

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

Under the Credit Agreement, the Bank agreed to make loans to the Borrowers (i) in the amount of $23,000,000 (the "Acquisition Loan") for the purposes of refinancing the Borrower's then existing indebtedness, partially funding the acquisition of Germany Oil and for working capital, and (ii) in the amount of $2,000,000 (the "Development Loan") for additional approved development drilling, workover or recompletion work on oil and gas properties mortgaged by the Borrowers to the bank as security for the loans under the Credit Agreement. On January 31, 1997, the outstanding balance of the loan was $18,751,482.

Advances under the Credit Agreement maintained from time to time as a "Base Rate Loan" bear interest, payable monthly, at a fluctuating rate equal to the higher of (i) the rate of interest announced from time to time by the Bank as its "reference rate", plus 1%, or (ii) the "Federal Funds Rate" (as defined in the Credit Agreement) plus 1 1/2%.


Advances under the Credit Agreement maintained from time to time as a "LIBO Rate Loan" bear interest, payable on the last day of each applicable interest period (as defined in the Credit Agreement), at a fluctuating rate equal to the LIBO Rate (Reserve Adjusted) (as defined in the Credit Agreement) plus 2%. As of January 31, 1997, all advances to the Company under the Credit Agreement are maintained as LIBO Rate Loans which currently bear interest at the annual rate of 7.4375%.

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

As a condition to the Bank making the loans under the Credit Agreement, the Company's subsidiary, LaTex Petroleum, has entered into hedging agreements designed to enable the Company to obtain agreed upon net realized prices for the Company's oil and gas production and designed to protect the Company against fluctuations in interest rates with respect to the principal amounts of all loans under the Credit Agreement. Under the current hedging arrangements with the Bank, the Company presold certain volumes of its gas production for a three year period beginning April 1, 1995 at a fixed price of $1.806 per MMBTU. The dedicated annual volumes for gas average 2,605,384 Mmcf in fiscal 1996, 1,948,592 Mmcf in fiscal 1997 and 1,115,296 Mmcf in fiscal 1998. In addition, the Company placed a price "collar" on certain volumes of its oil production between $16.50 per barrel and $19.82 per barrel. The dedicated annual volumes for oil average 324,228 Bbls in fiscal 1996, 279,828 Bbls in fiscal 1997 and 170,344 Bbls in fiscal 1998. Interest rate protection was provided based on an interest rate swap at 7.47%. The effect of these hedging arrangements has been to reduce the Company's working capital in fiscal 1997 and 1996 by $1,967,141 and $1,979,956 respectively, as a result of additional payments to the Bank above scheduled principal and interest payments.

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

During the year ended July 31, 1996, the Company was in violation of various provisions of the Credit Agreement. The Company has acknowledged to the Bank these events of default and, pursuant to a Forbearance Agreement between the Company and the Bank dated July 23, 1996, as amended, the Bank agreed to delay enforcement of its rights under the Credit Agreement and related loan documents as a result of these events of default until the earlier of November 29,1996, the occurrence of any default by the Company under the Credit Agreement, or the Company's cure of the defaults. The Forbearance Agreement has been amended to extend the Bank's agreement to forbear any action on the Company's default through March 31, 1997. Under the terms of the Forbearance Agreement, the Company agreed to (a ) obtain promissory notes from Imperial Petroleum, Inc. ("Imperial"), Wexford Technology, Inc. ("Wexford"), and LaTex Resources International evidencing their indebtedness to the Company at August 16, 1996 in the amounts of $677,705, $1,372,799 and $3,363,000, respectively, (b) obtain from Imperial a lien on and security interest in certain of Imperial's assets (subject to existing perfected liens and security interests) to secure Imperial's indebtedness to the Company, and (c) pay all unpaid overriding royalties due LaSalle Street National Resources Corporation in three monthly installments, beginning August 1, 1996, with interest at the Bank's prime rate plus two percent. The Company is currently in compliance with all conditions required by the Bank for adherence to the Forebearance Agreement.

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

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Company, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and world-wide economic and political conditions, and government regulations and tax laws. Prices for both oil and gas have fluctuated significantly in 1996 and 1995. The following table sets forth the average price received by the Company for each of the three periods listed and the effects of the hedging arrangement described below.

                                      Oil              Oil              Gas              Gas
                                 (excluding the   (including the   (excluding the   (including the
                                   effects of       effects of       effects of       effects of
                                    hedging          hedging          hedging          hedging
                                  transactions)    transactions)    transactions)    transactions)
--------------------------------------------------------------------------------------------------
Six Months Ended
July 31, 1997                       $19.48           $14.90            $2.18            $1.26
Year Ended July 31, 1996            $15.73           $15.24            $2.03            $1.67
Year Ended July 31, 1995            $12.86           $12.86            $1.48            $1.48

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
           SEC
           Exhibit
           No.        Description of Exhibits
           ---        -----------------------

           (2)        Plan of Acquisition, Reorganization,
                      -----------------------------------

                      Arrangement Liquidation or Succession
                      Not Applicable.

           (4)        Instruments Defining the Rights of Security
                      -------------------------------------------
                      Holders, Including Indentures
                      -----------------------------

                      Not Applicable.

           (10)       Material Contacts
                      -----------------


                      Not Applicable.

           (11)       Statement re Computation of Per-ShareEarnings
                      ---------------------------------------------
                      Not Applicable.


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


Date:  March 14,1997