Form 10-K/A
period 1996-07-31
LATEX RESOURCES INC
filed 1997-04-04
CIK 754881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A3

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

       Name of                           Number of Shares
       Beneficial Owner (1)             Beneficially Owned  Percent of Class (1)
       --------------------             ------------------  --------------------

       Jeffrey T. Wilson (2)(3)           4,235,000                 21.4%

       A. Dean Fuller                     1,058,000                  5.3%

       Dewitt C. Shreve (4)                  41,862                   *

       Malcolm W. Henley (2)(5)             510,000                  2.6%

       John R. Martinson (6)                536,000                  2.6%

       John W. Heinsius (2)(5)              271,500                  1.4%

       Robert L. Hull (2)(5)                325,000                  1.6%

       John L. Cox (2)(5)                   230,500                  1.2%

       ENRON Reserve Acquisition
       Corp.                              3,296,173                 14.3%

       All Executive Officers and         6,108,000                 30.2%
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

(2) The mailing address of Messrs. Wilson, Henley, Heinsius, Hull and Cox is 4200 East Skelly Drive, Suite 1000, Tulsa, Oklahoma 74135.

(3) Includes (a) 300,000 shares of Restricted Stock (See "Item 11. Executive Compensation -- Restricted Stock Grants".) and (b) 100,000 shares held by Wexford Technology. Inc., a corporation in which Mr. Wilson serves as Chairman of the Board and Chief Executive Officer and with respect to such shares Mr. Wilson disclaims any beneficial ownership. Excludes 300,000 shares held by the Old National Bank in Evansville, Indiana, Trustee of the Jeffrey T. and Annalee Wilson Irrevocable Family Trust for the benefit of the Wilson children.

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